Form 10-K405
period 1999-06-30
SPECTRUM BANCORPORATION INC
filed 1999-09-28
CIK 1088381

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER 001-15215

                          SPECTRUM BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Iowa                                        42 0867112
---------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

10834 Old Mill Road, Suite One, Omaha, NE                        68154-2648
-----------------------------------------                        ----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (402) 333-8330
                                                                 --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------      -----------------------------------------
10.00% Cumulative Trust Preferred      American Stock Exchange
Securities of Spectrum Capital
Trust I

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                    YES      NO X
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

All voting and non-voting common equity is held by affiliates of the registrant.

At September 24, 1999, there were 71,607 shares of registrant's common stock outstanding.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Spectrum, a multi-bank holding company, offers full service community banking through 17 banking locations in South Dakota, seven banking locations in southern Iowa and two banking locations in northern Missouri. Spectrum was acquired by its Chairman, Deryl F. Hamann, in 1971. At that time it had a single location in Leon, Iowa. In 1974, Mr. Hamann acquired the parent company of F&M Bank, Watertown, South Dakota. The parent was merged into Spectrum on May 31, 1999. Acquisitions of other banks and savings institutions had been made by both holding companies in the years preceding the merger on both strategic and opportunistic bases. Expansion also occurred through acquisition of offices of failed financial institutions and de novo branching.

THE BANKS

Spectrum has four direct subsidiaries: F&M Bank, Watertown, South Dakota; Rushmore Bank & Trust, Rapid City, South Dakota; Citizens Bank, Mount Ayr, Iowa; and Citizens Bank of Princeton, Princeton, Missouri. Each subsidiary bank is chartered by the state banking authorities of the state in which its headquarters is located. See "Supervision and Regulation." The following table sets forth information regarding Spectrum's banks as of June 30, 1999:

                                      Common Stock
                                        Ownership        Assets         Net Loans      Net Deposits
                                      ------------      ---------      ----------      ------------
                                                            (dollars in thousands)

F&M Bank.......................             97.9%        $296,260       $226,234       $244,573
Rushmore Bank & Trust..........             90.0%         185,381        146,495        154,724
Citizens Bank, Mount Ayr.......            100.0%          92,410         66,763         77,589
Citizens Bank of Princeton.....            100.0%          35,144         27,478         30,104

SPECTRUM BANC SERVICE CORPORATION

The subsidiary banks own 89% of Spectrum Banc Service Corporation, which provides data processing services to its bank owners. The remaining 11% is owned by an affiliated bank of Spectrum.

STRATEGIES  See "Certain Relationships and Related Transactions."

Growth. Spectrum intends to grow within its existing markets, to branch into or acquire financial institutions in existing markets, and to branch into or acquire financial institutions in other markets consistent with its capital requirements and management abilities.

Spectrum seeks opportunities to acquire banks at acceptable prices. Spectrum's operating strategy is to provide high quality community banking services to its customers and increase market share through solicitation of new business, repeat business and referrals from customers, and promotional strategies.

Branch Expansion. F&M Bank has purchased property for further expansion in Sioux Falls, South Dakota. Rushmore Bank & Trust has recently opened two grocery store branches in

Rapid City, South Dakota. Should Spectrum be unable to acquire existing banks or other financial institutions at acceptable prices, it will continue to seek expansion through new branches or possibly by chartering new banks.

LOANS

Spectrum has the ability to provide a broad range of commercial and retail lending services. Rushmore Bank & Trust does not offer agricultural loans. The other banking subsidiaries offer agricultural loans as well as other commercial, retail and real estate loans. The two South Dakota banks have credit policies tailored to their respective markets. Spectrum's Iowa and Missouri banks have substantially uniform credit policies. All of the credit policies contain underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters.

Prior to 1998, Spectrum provided loan review services through loan officers of the various banks under the supervision of President Daniel A. Hamann. The growth in the banks' loan portfolios and the geographic expansion of their locations consumed too much loan officer time and would have required additional personnel at the holding company level to continue the scope of review. Accordingly, since late 1998, loan review is being outsourced to an independent entity. Spectrum is able to facilitate substantial credit requests, or augment loan demand, through the purchase and sale of participations among its subsidiary banks, as well as other affiliated and unaffiliated banks or other financial institutions. As of June 30, 1999, approximately 94% of all loans and leases were to customers within Spectrum's market area.

Real Estate Mortgage Loans. These loans include various types of loans for which Spectrum holds real property as collateral. As a result of a computer conversion in the first quarter of fiscal 1999, approximately $50,000,000 of loans which were previously categorized as real estate mortgage loans were reclassified as commercial loans secured by real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Analysis of Financial Condition--Loan Portfolio." These loans were generally made for commercial operating purposes, for which the primary collateral consists of assets other than real estate. Such loans often mature in one year or less and typically have adjustable interest rates. However, Spectrum is experiencing increasing demand for fixed rate loans for terms longer than one year. The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate that is held as collateral.

Real estate mortgage loans include commercial and residential real estate construction loans. Real estate construction loans are principally made to builders to construct business buildings or single and multi-family residences. These loans typically have maturities of 6 to 12 months and adjustable interest rates, and are subject to origination fees. Terms may vary depending upon many factors, including location, type of project and financial condition of the builder.

Commercial and Agricultural Loans. These loans consist primarily of loans to business for various purposes, including revolving lines of credit and equipment financing. The loans secured by collateral other than real estate or equipment generally mature within one year, have adjustable interest rates, and are secured by inventory, accounts receivable, livestock, crops, machinery and other commercial or agricultural project assets. Revolving lines of credit generally are for business purposes and generally mature in twelve months or less.

Loans to Individuals. Loans to individuals, which are not secured by real estate, generally have terms of two to six years and bear interest at fixed rates. These loans usually are secured by motor vehicles, investment securities, or other personal assets, and in some instances are unsecured.

Citizens Bank, Mount Ayr and Citizens Bank of Princeton have weekly joint loan committee meetings with an affiliated bank. Rushmore Bank & Trust's loan committee meets weekly. F&M Bank has three regional loan committees that meet weekly.

Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount and extent of other banking relationships maintained with customers and are further subject to competitive pressures, prevailing market interest rates, availability of funds and government regulations.

In the ordinary course of business, Spectrum's banks issue letters of credit. See Note 16 to Consolidated Financial Statements. Spectrum's banks apply the same credit standards to those commitments as they use in direct lending activities and have included these commitments in their lending risk evaluations. Spectrum's exposure to credit loss under letters of credit is represented by the amount of those commitments.

Under applicable federal and state law, permissible loans to one borrower after June 30, 1999, were limited to $3,718,743 for F&M Bank, $2,472,345 for Rushmore Bank & Trust, $1,249,196 for Citizens Bank, Mount Ayr, and $1,111,170 for Citizens Bank of Princeton. Certain exceptions, depending on the laws of the different states in which the Banks operate, increase the loan limit to one borrower for certain purposes.

COMPETITION

The banking and financial services industry is highly competitive and undergoing rapid consolidation. Within the market area of Spectrum's banks, numerous commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, investment firms and private lenders compete with the banks for deposits and loans. Many of these competitors have significantly greater resources than Spectrum, including higher lending limits and a wider range of financial, technical and marketing resources.

EMPLOYEES

As of June 30, 1999, Spectrum had approximately 230 full-time equivalent employees. Management considers its relationship with its employees to be very good.

SUPERVISION AND REGULATION

      Spectrum and its subsidiary banks are extensively regulated under federal and state laws. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not stockholders of Spectrum. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of Spectrum and its banks. Spectrum is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

SPECTRUM

General. Spectrum is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to regulation, supervision and examination by the Federal Reserve. Spectrum is required to file an annual report and the other reports as the Federal Reserve now requires or may require.

Acquisitions. As a bank holding company, Spectrum is required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The Federal Reserve also considers managerial, capital and other financial factors in acting on acquisition or merger applications.

Permissible Activities. Subject to limited exceptions, a bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in a non-banking activity, unless this activity has been determined by the Federal Reserve to be closely related to banking or managing banks. The Federal Reserve has identified specific non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the Federal Reserve.

Capital Adequacy. The Federal Reserve monitors the regulatory capital adequacy of bank holding companies. As discussed below, Spectrum's banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation and South Dakota, Iowa and Missouri regulations, as applicable. The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate the regulatory capital adequacy of Spectrum.

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of core and supplementary capital elements, with supplementary capital being limited to 100% of core capital. For bank holding companies, core capital, also known as Tier I capital, generally includes common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries less the unamortized balance of intangible assets. No more than 25% of core capital may be comprised of cumulative preferred stock. Supplementary capital, also known as Tier 2 capital, generally includes certain forms of perpetual preferred stock, as well as maturing capital instruments and the allowance for loan losses, limited to 1.25% of risk-weighted assets. The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of core capital.

At June 30, 1999, Spectrum's core capital was $37,055,000.

In addition to the risk-based capital guidelines, the Federal Reserve and the Federal Deposit Insurance Corporation use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's core capital divided by its average tangible assets. Based upon the current capital status of Spectrum, the applicable minimum required leverage ratio is 4%.

The table below presents ratios of (1) total capital to risk-weighted assets,
(2) core capital to risk-weighted assets and (3) core capital to tangible assets, at June 30, 1999:

                                                                  AT JUNE 30, 1999
                                                               --------------------
                                                                             MINIMUM
      RATIO                                                     ACTUAL      REQUIRED
      -----                                                    -------      --------
      Total Capital to Risk-Weighted Assets...............      9.02%          8.00%
      Core Capital to Risk-Weighted Assets................      7.77%          4.00%
      Core Capital to Average Assets......................      6.17%          4.00%

      Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Spectrum's capital ratios were above the minimum required as of June 30, 1999.

THE BANKS

General. Spectrum owns four banks: F & M Bank, Watertown, South Dakota, a South Dakota banking corporation with 12 banking locations; Rushmore Bank & Trust Co., Rapid City, South Dakota, a South Dakota banking corporation with five banking locations; Citizens Bank, Mount Ayr, Iowa, an Iowa banking corporation with seven banking locations; and Citizens Bank of Princeton, Princeton, Missouri, a Missouri banking corporation with two banking locations. Subject to regulatory limits, the deposits of Spectrum's banks are insured by the Federal Deposit Insurance Corporation, and the banks are subject to supervision and regulation by the Federal Deposit Insurance Corporation. In addition, the South Dakota banks are regulated by the South Dakota Division of Banking, the Iowa bank is regulated by the Iowa Division of Banking, and the Missouri bank is regulated by the Missouri Division of Finance.

Permissible Activities. No state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the Federal Deposit Insurance Corporation determines that the activity poses no significant risk to the Bank Insurance Fund. None of Spectrum's banks is presently involved in the types of activities covered by this limitation.

Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act has become important to financial institutions, including their holding companies. The Community Reinvestment Act currently allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under the Community Reinvestment Act. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions. During their last examinations, ratings of satisfactory or outstanding were received by each of Spectrum's banks. As a result, management believes that the banks' performance under the Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

Dividend Restrictions. Dividends paid by Spectrum's banks provide substantially all of the operating and investing cash flow of Spectrum. Spectrum's banks are subject to legal limitations on the frequency and amount of dividends that may be paid to Spectrum. Under South Dakota law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year to date combined with its retained net profits for the preceding two years. Under Iowa law, a bank may declare and pay dividends only out of undivided profits and only if not restricted by the principal regulator. The Iowa principal regulator requires that Iowa state banks maintain an adjusted equity capital ratio of not less than 6.5% of adjusted assets plus a fully funded allowance for loan losses unless a lower ratio is approved by the principal regulator. An Iowa state bank operating below the minimum requirement would be subject to immediate dividend restriction, a request for immediate capital injection and/or a possible cease and desist order. Under Missouri law, a bank may not pay dividends that would impair capital. The Missouri principal regulator generally requires that Missouri state banks maintain equity capital of not less than 6% of assets. In addition, either the applicable state banking regulator or the Federal Deposit Insurance Corporation has the power to prohibit Spectrum's banks from paying dividends if such payments would constitute unsafe or unsound banking practices or cause the bank to be undercapitalized.

Examinations. Spectrum's banks are examined from time to time by the Federal Deposit Insurance Corporation. Based upon an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of Spectrum's assets. The state bank regulators also conduct examinations of state-chartered banks. State bank regulators may accept the results of a federal examination in lieu of conducting an independent examination. South Dakota, Iowa and Missouri regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

Capital Adequacy. The Federal Deposit Insurance Corporation has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and core and supplementary capital being determined in basically the same manner as described above for bank holding companies. The Federal Deposit Insurance Corporation may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The Federal Deposit Insurance Corporation risk-based capital guidelines require state non-member banks to have a ratio of core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%.

The Federal Deposit Insurance Corporation leverage guidelines require that state banks maintain core capital of no less than 3% and up to 5% of total tangible assets. The applicable guideline for Spectrum's banks is estimated to be 4%. Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The table below presents the regulatory capital ratios of the Spectrum subsidiary banks at June 30, 1999:

                                                                            AT JUNE 30, 1999
                                      ------------------------------------------------------------------------------
                                                          RUSHMORE           CITIZENS        CITIZENS
                                                           BANK &           BANK, MOUNT       BANK OF        MINIMUM
              RATIO                    F&M BANK            TRUST               AYR           PRINCETON      REQUIRED
              -----                    --------       ---------------     --------------     ----------     --------
Total capital to risk-
  weighted assets.............           11.50%             10.52%              11.31%          15.80%         8.00%
Core capital to risk-
  weighted assets.............           10.29%              9.34%              10.24%          14.54%         4.00%
Core capital to average
  assets......................            7.82%              7.87%               7.50%          11.06%         4.00%

Banking regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a core capital leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a core risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of June 30, 1999, the Spectrum banks were well capitalized.

The Federal Deposit Insurance Corporation Improvement Act requires the federal banking regulators to take prompt corrective action to resolve the problems of depository institutions, including capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, Federal Deposit Insurance Corporation Improvement Act contains broad restrictions on activities of institutions which are less than adequately capitalized, involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With limited exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any distribution or payment.

As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

Real Estate Lending Evaluations. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established by Spectrum's banks.

Deposit Insurance Premiums. The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits subject to Bank Insurance Fund assessments, based on each institution's risk classification. The subsidiary banks' insured deposits are subject to assessment payable to the Bank Insurance Fund. An institution's risk classification is based on an assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. All four Spectrum subsidiary banks are rated "one" (well capitalized) and "Group A" (financially solid institutions with only a few minor weaknesses) for these purposes.

Interstate Banking Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date;
(3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Spectrum's subsidiary banks do not currently have any plans to take any actions permitted by this law.

CHANGING REGULATORY STRUCTURE

The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the South Dakota Division of Banking, Iowa Division of Banking and Missouri Division of Finance possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective state.

EFFECT ON ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of Spectrum and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES

The offices of Spectrum are located in a leased one-story building at 10834 Old Mill Road, Suite One, Omaha, Nebraska 68154. The table below presents property information concerning the main office and branches of Spectrum's subsidiary banks.

                                                                                                  Approximate Square
                                                                                                      Footage of
Name of Bank and Address of Branch             Year Opened            Type of Interest                 Facility
----------------------------------             -----------    ---------------------------------      ----------

F&M Bank Main Office                             1935        Land and building owned by F&M Bank        10,078
35 1st Ave. NE
Watertown, SD  57201

F&M Bank Watertown Branch                        1980        Land and building owned by F&M Bank         3,000
Hwys. 212 & 81
Watertown, SD  57201

F&M Bank Garden City Branch                      1946        Land and building owned by F&M Bank         1,250
Main Street
Garden City, SD  57236

F&M Bank Rosholt Branch                          1984        Land and building owned by F&M Bank         3,500
Main Street
Rosholt, SD  57260

F&M Bank McIntosh Branch                         1978        Land and building owned by F&M Bank         1,800
217 Main St.
McIntosh, SD  57641

F&M Bank Morristown Branch                       1978        Land and building owned by F&M Bank         1,250
302 Main St.
Morristown, SD  57645

                                                                                                  Approximate Square
                                                                                                      Footage of
Name of Bank and Address of Branch             Year Opened            Type of Interest                 Facility
----------------------------------             -----------    ---------------------------------      ----------


F&M Bank Madison Branch                          1996        Land and building owned by F&M Bank         2,500
301 N. Egan Ave
Madison, SD  57042

F&M Bank Aberdeen Branch                         1996        Land and building owned by F&M Bank         4,200
517 So. Lincoln St.
Aberdeen, SD  57402

F&M Bank Sioux Falls Branch                      1996        Land and building owned by F&M Bank         2,500
1901 W. 41st St.
Sioux Falls, SD  57105

F&M Bank Webster Branch                          1996        Land and building owned by F&M Bank         1,800
1301 Main St.
Webster, SD  57274

F&M Bank Chamberlain Branch                      1996        Leased                                      1,250
111 W. Lawler
Chamberlain, SD  57325

F&M Bank Gettysburg Branch                       1996        Land and building owned by F&M Bank         1,250
108 S. Exene
Gettysburg, SD  57442

Rushmore Bank & Trust                            1952        Land and building owned by                 12,419
Main Office                                                     Rushmore Bank & Trust
14 St. Joseph St.
Rapid City, SD  57701

Rushmore Bank & Trust                            1974        Land and building owned by                  3,798
South Canyon Branch                                             Rushmore Bank & Trust
3510 Sturgis Rd.
Rapid City, SD  57702

Rushmore Bank & Trust                            1994        Land and building owned by                  3,890
Spearfish Branch(1)                                             Rushmore Bank & Trust
522 Main St.
Spearfish, SD  57785

Rushmore Bank & Trust                            1999        Land and building owned by                  3,720
Spearfish Branch PO Building                                    Rushmore Bank
526 N. Main St.
Spearfish, SD  57785

---------------------
(1) To be closed upon remodeling of 526 N. Main St. branch

                                                                                                  Approximate Square
                                                                                                      Footage of
Name of Bank and Address of Branch             Year Opened            Type of Interest                 Facility
----------------------------------             -----------    ---------------------------------      ---------------

Rushmore Bank & Trust                            1997        Leased                                       500
FTC West Branch (grocery store)
751 Mountain View Rd.
Rapid City, SD  57702

Rushmore Bank & Trust                            1999        Leased                                       500
FTC East Branch (grocery store)
1516 E. St. Patrick St.
Rapid City, SD  57701

Citizens Bank, Mount Ayr                         1998        Land and building owned by Spectrum         2,500
Main Office
100 E. South
Mount Ayr, IA 50174

Citizens Bank, Mount Ayr                         1999        Land and building owned by Spectrum         8,265
Leon Branch
111 No. Main
Leon, IA 50144

Citizens Bank, Mount Ayr                         1977        Land and building owned by Spectrum         1,200
Leon Drive-in Branch
1008 W. First
Leon, IA 50144

Citizens Bank, Mount Ayr                         1937        Land and building owned by Spectrum          960
Grand River Branch
126 Broadway
Grand River, IA 50108

Citizens Bank, Mount Ayr                         1993        Land and building owned by Spectrum         2,500
Hamburg Branch
1220 Main
Hamburg, IA 51640

Citizens Bank, Mount Ayr                         1993        Land and building owned by Spectrum         1,200
Riverton Branch
186 Summer St.
Riverton, IA 51650

Citizens Bank, Mount Ayr                         1994        Land and building owned by Spectrum         2,500
Osceola Branch
610 W. McLane
Osceola, IA 50313

Citizens Bank of Princeton                       1988        Land and building owned by                  4,708

                                                                                                  Approximate Square
                                                                                                      Footage of
Name of Bank and Address of Branch             Year Opened            Type of Interest                 Facility
----------------------------------             -----------    ---------------------------------      ---------------

Main Office                                                    Citizens Bank of Princeton
US Highway 136 & 65
Princeton, MO 64673

Citizens Bank of Princeton                       1994           Land and building owned by               1,450
Milan Branch                                                    Citizens Bank of Princeton
825 N. Pearl
Milan, MO 63556


All of the leased properties are leased from unaffiliated third parties. The grocery store leases are for five-year terms. The Chamberlain branch has a month-to-month lease with a sixty-day termination clause.

ITEM 3.  LEGAL PROCEEDINGS

Spectrum and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against Spectrum or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of Spectrum.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

On May 31,1999, the Company issued 61,063 shares of its common stock and 8,000 shares of its 10% non-voting non-cumulative perpetual preferred stock in the merger of Spectrum Bancorporation, Inc. and Rushmore Financial Services, Inc., into the Company. Shares of common stock were issued to Deryl F. Hamann, individually and as trustee of separate trusts for the benefit of his four children and to three of his children as co-trustees of the Deryl F. Hamann Irrevocable Qualified Marital Trust. Shares of preferred stock were issued to Spectrum Financial Services, Inc., which is owned by Deryl F. Hamann individually or as trustee for the benefit of his children. No underwriters were involved in the transaction and the issuance was made in a transaction exempt from the requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Spectrum for each of the years in the five-year period ended June 30, 1999. The data set forth below includes the accounts of American Federal Bank, fsb, Madison, South Dakota from May 31, 1996, the date of acquisition of American Federal, and the accounts of First Savings and Loan Association of South Dakota, Aberdeen, South Dakota, from March 27, 1998, the date of acquisition of First Savings. The completed acquisitions were accounted for under the purchase method of accounting. The following table should be read in conjunction with the consolidated financial statements of Spectrum and the notes thereto appearing elsewhere in this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The merger of Spectrum and its affiliated entities on May 31, 1999 has been accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the consolidated financial statements prior to the combination have been restated to include the accounts and results of operations of Spectrum. The Selected Consolidated Financial Data below take into account this restatement.

                                                                  AT OR FOR THE YEAR ENDED JUNE 30,
                                                   ------------------------------------------------
                                                      1999         1998         1997        1996         1995
                                                      ----         ----         ----        ----         ----
                                                     (dollars in thousands, except per common share data)
CONSOLIDATED STATEMENTS OF INCOME:


Interest income..................                     $ 46,273     $ 41,905    $ 37,144     $ 29,197    $ 25,080
Interest expense.................                       23,156       21,760      18,531       14,196      11,983
Net interest income..............                       23,117       20,145      18,613       15,001      13,097
Provision for loan losses........                        1,333        1,374       1,233        2,541         667
Other income.....................                        5,950        4,574       3,582        2,945       2,258
Other expenses...................                       16,518       14,074      13,302       10,635       9,778
Income taxes.....................                        4,014        3,124       2,266        1,691       1,725
Minority interest in earnings
  of subsidiaries................                          357          312         261          248         182
Net income.......................                        6,845        5,835       5,133        2,831       3,003

PER COMMON SHARE DATA:
Earnings per share...............                      $ 93.34      $ 79.15     $ 69.34      $ 36.81     $ 39.20
Cash dividends...................                         1.39            0           0            0           0
Tangible book value per share(1)                        458.47       376.67      315.30       237.17      204.05

CONSOLIDATED BALANCE SHEETS:
Assets...........................                      611,170      548,077     487,619      423,539     339,391
Loans, net of unearned
  income(2)......................                      472,990      408,470     360,904      296,168     231,911
Allowance for loan losses........                        6,020        5,599       5,404        4,790       2,599
Deposits.........................                      506,909      450,790     399,178      357,489     301,883
Nonperforming assets.............                        6,719        8,109       7,068        2,934       1,996
Stockholders' equity.............                       37,197       31,548      26,242       20,803      19,084

---------------------------------
(1) Stockholders' equity less preferred stock less cost in excess of net assets acquired (goodwill), divided by period end shares outstanding of common stock.
(2) Before allowance for loan losses.

                                                                      AT OR FOR THE YEAR ENDED JUNE 30,
                                                      -------------------------------------------------------
                                                      1999            1998         1997      1996       1995
                                                      ----            ----         ----      ----       ----
                                                       (dollars in thousands, except per common share data)
KEY RATIOS:
Net interest margin(3)...........                         4.29%        4.22%       4.49%      4.55%       4.47%
Return on average assets.........                         1.17         1.12        1.14       0.79        0.94
Return on average
  stockholders' equity...........                        19.69        20.40       22.76      14.33       17.10
Nonperforming loans to
  total loans....................                         1.40         1.96        1.92       0.85        0.83
Loan charge-off to average loans                          0.21         0.45        0.19       0.26        0.10
Allowance for loan losses to
  total loans....................                         1.27         1.37        1.50       1.62        1.12
Allowance for loan losses to
  nonperforming loans............                        91.17        69.93       77.84     189.55      135.72
Core risk-based capital..........                         7.77         7.55        7.30       6.74        5.88
Total risk-based capital.........                         9.02         8.80        8.55       7.99        6.75
Leverage ratio...................                         6.17         5.58        5.40       5.24        5.58
Stockholders' equity to assets...                         6.09         5.76        5.38       4.91        5.62

RATIO OF EARNINGS TO FIXED CHARGES(4):
Including interest on deposits...                         1.47x        1.41x       1.40x      1.31x       1.38x
Excluding interest on deposits...                         4.01x        3.37x       3.70x      3.42x       4.97x

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report. Spectrum's future operating results may be affected by various trends and factors that are beyond Spectrum's control. Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. Spectrum cautions readers that a number of important factors discussed below could affect Spectrum's actual results and cause actual results to differ materially from those in the forward-looking statements.

THE MERGER

On May 31, 1999, Decatur Corporation became the surviving corporation in a merger of its affiliated bank holding companies, Spectrum Bancorporation, Inc. and Rushmore Financial Services, Inc. Decatur then changed its name to Spectrum Bancorporation, Inc. but retained its Iowa charter to facilitate acquisitions within that state. Management does not expect the merger to have a material effect on the business or earnings of Spectrum. The merger has been accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the consolidated financial statements prior to the combination have been restated to include the accounts and results of operations of Spectrum.

---------------------------
(3) On a tax equivalent basis.
(4) The ratio of earnings to fixed charges is computed by dividing (x) the sum of income before income taxes and fixed charge by (y) fixed charge. Fixed charges consist of interest on borrowings, amortization of debt expense, implicit interest on leases and dividends on Spectrum's series 1 and 2 preferred stock.

Prior to the combination, Decatur's fiscal year ended December 31 and the fiscal year of Spectrum Bancorporation, Inc. and its wholly-owned subsidiary, Rushmore Financial Services, Inc., ended June 30. In recording the combination, the related financial statements for the twelve months ended June 30, 1998, were combined with Spectrum Bancorporation, Inc.'s financial statements for the same period. For previous periods, Decatur's fiscal years ended December 31, 1997, 1996 and 1995, were combined with Spectrum Bancorporation, Inc.'s fiscal years ended June 30, 1997, 1996 and 1995. An adjustment has been made to stockholders' equity as of June 30, 1998, to eliminate the effect of including Decatur's results of operations for the six months ended December 31, 1997, in both the years ended June 30, 1998 and 1997. Spectrum's fiscal year ends June 30.

RECENT ACQUISITIONS

Effective March 27, 1998, Spectrum acquired all of the outstanding shares of First Savings & Loan Association of South Dakota, Inc., Aberdeen, South Dakota. First Savings was merged into F&M Bank, a subsidiary bank of Spectrum. Assets of $16,999,000, loans, net of unearned fees, of $14,016,000, and deposits of $14,085,000 were acquired in connection with the merger.

On May 31, 1996, Spectrum acquired all of the outstanding shares of Am-First Financial Corporation. Am-First owned 100% of the outstanding stock of American Federal Bank, fsb, Madison, South Dakota. American Federal was merged into F&M Bank. Assets of $56,429,000, loans, net of unearned fees, of $29,338,000, and deposits of $45,206,000 were acquired in connection with the merger.

RESULTS OF OPERATIONS

GENERAL

Net income for the year ended June 30, 1999, was $6,845,000 compared to net income of $5,835,000 for the year ended June 30, 1998, and compared to net income of $5,133,000 for the year ended June 30, 1997.

For the years ended June 30, 1999, 1998 and 1997, the return on average assets was 1.17%, 1.12% and 1.14%. For the years ended June 30, 1999, 1998 and 1997, the return on average stockholders' equity was 19.69%, 20.40% and 22.76%.

NET INTEREST INCOME

Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of Spectrum's earnings. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

The following table presents the average balances of Spectrum for each of the last three fiscal years and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis, assuming a 34% tax rate, and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

                                                                              YEAR ENDED JUNE 30,
                               ----------------------------------------------------------------------------------------------------
                                             1999                              1998                                1997
                                             ----                              ----                                ----
                                           Interest                           Interest                            Interest
                               Average      Income/    Yield/     Average     Income/     Yield/      Average     Income/    Yield/
                               BALANCE      Expense     Rate      Balance     Expense      Rate       Balance     Expense     Rate
                               -------     --------    ------     -------     --------    ------      -------     --------   ------
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans, net of un-
    earned fees(1)(2)...     $429,346      $38,924     9.07%     $380,681     $35,414     9.30%      $324,076      $30,839     9.52%
  Investment securities:
    taxable.............       85,721        5,449     6.36%       73,250       4,542     6.20%        76,290        4,961     6.50%
    Tax exempt (tax
      equivalent).......        9,233          779     8.44%       11,720         964     8.23%        10,408          936     8.99%
  Federal funds sold....       20,246         1,386    6.85%       19,604       1,313     6.70%        10,661          726     6.81%
                             --------       -------              --------     -------                --------      -------

    Total interest-
      earning assets....     $544,546       $46,538    8.55%     $485,255     $42,233     8.70%      $421,435      $37,462     8.89%
                             --------                            --------                            --------
                             --------                            --------                            --------
Interest-bearing
  liabilities:
  Demand, savings
    and money market
    deposits............     $145,849        $3,924    2.69%     $122,747      $3,622     2.95%      $105,482       $3,137     2.97%
  Time deposits.........      284,523        15,827    5.56%      253,690      14,548     5.73%       223,980       12,854     5.74%
                             --------       -------              --------     -------                --------      -------
  Total interest-
    bearing deposits....      430,372        19,751    4.59%      376,437      18,170     4.83%       329,462       15,991     4.85%
Federal Home Loan
  Bank borrowings,
  federal funds pur-
  chased and securities
  sold under agree-
  ments to repurchase...       46,019         2,500    5.43%      45,509        2,591     5.69%        30,991        1,682     5.43%

Notes payable...........       12,367           905    7.32%      12,681          999     7.88%        12,979          858     6.61%
                             --------       -------              --------     -------                --------      -------
Total interest-bearing
  liabilities.........       $488,758       $23,156    4.74%    $434,627      $21,760     5.01%      $373,432      $18,531     4.96%
                             --------       -------              --------     -------                --------      -------
                             --------                            --------                            --------

Net interest income...                      $23,382                           $20,473                              $18,931
                                            -------                           -------                              -------
                                            -------                           -------                              -------
Interest rate spread(3)                                3.81%                              3.69%                                3.93%
Net interest margin(4)                                 4.29%                              4.22%                                4.49%

Ratio of average
interest-bearing
liabilities to average
interest-earning assets         89.76%                             89.57%                               88.61%

--------------------------
(1) The data includes the accounts of American Federal from May 31, 1996, the date of acquisition of American Federal, and those of First Savings from March 27, 1998, the date of acquisition of First Savings. The completed acquisitions were accounted for under the purchase method of accounting.
(2) Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest Income/ Expense columns. Interest income on loans includes fees on loans, which are not material in amount.
(3) The interest rate spread is the difference between the average yeild on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income divided by average interest-earning assets.

Net interest income, on a tax-equivalent basis, was $23,382,000 for the year ended June 30, 1999, an increase of $2,909,000 from $20,473,000 in 1998. This increase resulted primarily from an increase of $59,291,000 in average interest-earning assets to $544,546,000 for the year ended June 30, 1999, from $485,255,000 in 1998. The majority of the asset growth was due to growth in the loan portfolio. Average loans increased $48,665,000 to $429,346,000 for the year ended June 30, 1999, from $380,681,000 in 1998.

Interest expense increased $1,396,000 to $23,156,000 for the year ended June 30, 1999, from $21,760,000 in 1998. The cost of interest-bearing liabilities for the year ended June 30, 1999, was 4.74% compared to 5.01% in 1998. When combined with noninterest-bearing deposits, the cost of funds was 4.30% for the year ended June 30, 1999 compared to 4.26% in 1998. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $46,019,000 in 1999, an increase of $510,000 from $45,509,000 in 1998. This source was used to supplement core deposits in funding the loan growth.

As a result of these factors, net interest margin, on a tax-equivalent basis, increased to 4.29% for the year ended June 30, 1999, compared to 4.22% for the year ended June 30, 1998.

Net interest income, on a tax-equivalent basis, was $20,473,000 for the year ended June 30, 1998, an increase of $1,542,000 from $18,931,000 in 1997. This increase resulted primarily from an increase of $63,820,000 in average interest-earning assets to $485,255,000 for the year ended June 30, 1998 from $421,435,000 in 1997. The majority of the asset growth was due to growth in the loan portfolio. Average loans increased $56,605,000 to $380,681,000 for the year ended June 30, 1998 from $324,076,000 in 1997.

Interest expense increased $3,229,000 to $21,760,000 for the year ended June 30, 1998 from $18,531,000 in 1997. The cost of interest-bearing liabilities for the year ended June 30, 1998 was 5.01% compared to 4.96% in 1997. When combined with non-interest-bearing deposits the cost of funds was 4.26% for the year ended June 30, 1998, compared to 4.22% for 1997. The average balances of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $45,509,000 in 1998, an increase of $14,518,000 from $30,991,000 in 1997. This source was used to supplement core deposits in funding loan growth.

Net interest margin, on a tax-equivalent basis, decreased to 4.22% for the year ended June 30, 1998 compared to 4.49% for the year ended June 30, 1997.

The following table presents the changes in the components of net interest income and identifies the portion of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the portion of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate changes in the table have been allocated to volume or rate change in proportion to the absolute dollar amounts of the change in each.


                                       1999 VS. 1998                          1998 VS. 1997                     1997 VS. 1996
                               ----------------------------      ------------------------------      -----------------------------
                                 INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                       CHANGES IN:                           CHANGES IN:                          CHANGES IN:
                               ----------------------------      ------------------------------      -----------------------------
                                VOLUME       RATE      TOTAL      VOLUME       RATE       TOTAL       VOLUME      RATE       TOTAL
                               -------       ----      -----      ------       ----       -----       ------      ----       ------
                                                                     (dollars in thousands)
Interest-earning assets:

  Loans, net of unearned
    fees.................     $  4,431      $(921)    $3,510    $ 5,273      $ (698)    $ 4,575     $ 7,181      $ (203)   $ 6,978
Investment securities:

  Taxable................          790        117        907       (195)       (224)       (419)        495         358        853
  Tax exempt (tax
     equivalent).........         (209)        24       (185)       112         (84)         28         184          52        236

Federal funds sold.......           44         29         73        599         (12)        587         112        (152)       (40)
                                ------     ------      ------   -------      ------       -----      ------       -----       ----

  Total interest income..        5,056       (751)     4,305      5,789      (1,018)      4,771       7,972          55      8,027

Interest-bearing
liabilities:

  Demand, savings and
   money market deposits           644       (342)       302        509         (24)        485          36         (39)        (3)

  Time deposits..........        1,731       (452)     1,279      1,704         (10)      1,694       3,013         344      3,357
                                ------     ------      ------   -------      ------       -----      ------       -----      -----

     Total interest-bearing
       deposit expense...        2,375      (794)      1,581      2,213         (34)      2,179       3,049         305      3,354
Federal Home Loan Bank
  borrowings, federal funds
  purchased and securities
  sold under agreements
  to repurchase..........           29       (120)       (91)       823          86         909         854         (62)       792

Notes payable............          (25)       (69)       (94)       (20)        161         141         148          41        189
                                ------     ------      ------   -------      ------       -----      ------       -----      -----

  Total interest expense.        2,379       (983)      1,396     3,016         213       3,229       4,051         284     4,335
                                ------     ------      ------   -------      ------       -----      ------       -----      -----
Increase (decrease) in net
  interest income........     $  2,677   $    232   $   2,909   $ 2,773    $ (1,231)    $ 1,542    $  3,921     $  (229)   $ 3,692
                                ------     ------      ------   -------      ------       -----      ------       -----      -----
                                ------     ------      ------   -------      ------       -----      ------       -----      -----

PROVISION FOR LOAN LOSSES

The amount of the provision for loan losses is based on a quarterly or a more frequent evaluation of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; expectations of future economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. In addition, an unaffiliated company selected by Spectrum performs loan review services on an annual basis.

The provision for loan losses for the year ended June 30, 1999, was $1,333,000 compared to $1,374,000 for the year ended June 30, 1998. This represents a decrease of $41,000, or 2.98%. The provision for loan losses for the year ended June 30, 1998, was $1,374,000, compared to $1,233,000 for the previous year.

OTHER INCOME

The following table presents Spectrum's other income for the indicated periods.


                                                                        YEAR ENDED JUNE 30,
                                                            --------------------------------------------
                                                                1999           1998             1997
                                                            -----------      ---------       -----------
                                                                       (dollars in thousands)

Service charges and other fees.........                     $  2,899      $ 2,126        $  1,919
Net gains from sale of loans...........                        1,120          803             303
Gain (loss) on securities, net.........                           27          179             259
Other income...........................                        1,904        1,466           1,101
                                                            --------      -------        --------
                                                            $  5,950      $ 4,574        $  3,582
                                                            --------      -------        --------
                                                            --------      -------        --------

During the year ended June 30, 1999, total other income increased to $5,950,000 from $4,574,000 for the year ended June 30, 1998, due primarily to increases in mortgage loan originations and sales and fees for customer services. Net gains from the sale of loans arise when the subsidiary banks originate loans and sell them in the secondary market with servicing released. For this they receive a fee that is realized immediately into income. Other income for the year ended June 30, 1999, increased to $1,904,000 compared to $1,466,000 in 1998, an increase of $438,000 due primarily to increased income from mortgage loan origination and increased other operating income including fees from the sales of credit life insurance. Spectrum's experience is that the volume of mortgage loan originations increases as interest rates decrease. Management does not expect this level of increase in net gains from sale of loans to continue.

OTHER EXPENSES

The following table presents Spectrum's other expenses for the indicated periods.


                                                                         YEAR ENDED JUNE 30,
                                                            --------------------------------------------
                                                                 1999          1998             1997
                                                            -----------      ---------       -----------
                                                                     (dollars in thousands)
Salaries and employee benefits.........                     $   8,875      $   7,854    $    7,157
Occupancy expense, net.................                           961            804           992
Data processing........................                         1,286            717           795
Other expenses.........................                         5,396          4,699         4,358
                                                            ---------      ---------    ----------
             Total other expense.......                     $  16,518      $  14,074    $   13,302
                                                            ---------      ---------    ----------
                                                            ---------      ---------    ----------

Other expenses increased $2,444,000 or 17.37%, to $16,518,000 during the year ended June 30, 1999, from $14,074,000 for the year ended June 30, 1998, primarily as a result of an increase in salaries and employee benefits and costs associated with establishing an in-house data center which is located at F&M Bank in Watertown, South Dakota. Other expenses increased $772,000, or 5.80%, to $14,074,000 in 1998 from $13,302,000 in 1997, primarily due to increases in salaries and benefits.

Salaries and employee benefits rose $1,021,000, or 13.00%, to $8,875,000 for the year ended June 30, 1999, from $7,854,000 for the corresponding period of 1998. Salaries and benefits rose $697,000, or 9.74%, to $7,854,000 in 1998 from $7,157,000 in 1997. The increases in salaries were due to Spectrum's continuing growth and the entering of new markets with its existing subsidiary banks through branching as well through acquisitions in 1998.

Net occupancy expense increased $157,000, or 19.53%, to $961,000 for the year ended June 30, 1999, from $804,000 for the year ended June 30, 1998. Net occupancy expense decreased $188,000, or 18.95%, to $804,000 in 1998 from $992,000 in 1997. Net occupancy expenses increased in the year ended June 30, 1999, due to the acquisition of First Savings, Aberdeen, South Dakota and costs associated with the construction of a new facility in Leon, Iowa. Net occupancy costs decreased in 1998 as efficiencies were realized from the prior year's acquisition of American Federal in Madison, South Dakota.

Data processing costs increased $569,000, or 79.36% to $1,286,000 for the year ended June 30, 1999, from $717,000 during the year ended June 30, 1998. Data processing expense decreased $78,000, or 9.81%, to $717,000 from $795,000 in 1997. Data center costs increased in the year ended June 30, 1999, due to the purchase of new equipment and software for the in-house data center. Cost changes in prior fiscal years are a reflection of normal processing costs along with one time expenses related to conversions of acquired institutions in 1998.

Other operating expenses include, among many other items, equipment expense, postage, due from bank account charges, armored car and courier fees, travel and entertainment, advertising, regulatory examination fees, directors' fees, dues and subscriptions, and FDIC insurance premiums. These expenses increased $697,000, or 14.83%, to $5,396,000 for the year ended June 30, 1999, from
$4,699,000 for the year ended June 30, 1998. These expenses increased $341,000, or 7.82%, to $4,699,000 during 1998 from $4,358,000 during 1997. Other operating expenses increased for the year ended June 30,1999, due to a number of factors. Costs associated with the start up of the data center impacted other operating expenses as well as data processing expense. Communication expense increased substantially from 1998 as Spectrum implemented a frame relay system. Also for retrieval purposes Spectrum kept the prior data processing system online until December 31, 1998, causing a duplication of certain expenses including telephone expense. In addition, Citizens Bank, Mt. Ayr began construction of an 8,265 square foot facility in Leon, Iowa in this period.

FEDERAL INCOME TAX

Spectrum's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $890,000 to $4,014,000 for the year ended June 30, 1999, from $3,124,000 for the year ended June 30, 1998, reflecting the increase of income before taxes for the period. Spectrum's recorded income tax expenses totaled $3,124,000 in 1998 and $2,266,000 in 1997.

YEAR 2000 COMPLIANCE

Spectrum faces a significant business issue regarding the potential inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a four digit year. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Spectrum believes it has identified all significant systems that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The modification process of all significant systems by outside hardware and software suppliers is substantially complete. Spectrum replaced this hardware, as well as the software used for its main operating system and major banking applications, during this same time period.

In addition, Spectrum has had formal communications with other vendors with which it does significant business to determine their Year 2000 readiness and the extent to which Spectrum appears vulnerable to any third party Year 2000 issues. Substantially all of these vendors report that they are expending efforts to become Year 2000 compliant and plan to be Year 2000 compliant well in advance of December 31, 1999. However, no vendor has fully guaranteed to Spectrum that they will achieve full compliance by this date. Spectrum can offer no assurance that the systems of other companies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Spectrum's systems, would not have a material adverse effect on Spectrum.

As a result of the timing of the replacement and upgrade of Spectrum's hardware and software, the total cost to Spectrum for Year 2000 compliance activities has not been and is not anticipated to be material to Spectrum's financial position or results of operations in any given year. Management estimates that Spectrum has spent approximately $175,000 on year 2000 compliance through June 30, 1999, and will spend approximately an additional $10,000 through December 31, 1999. Year 2000 compliance costs and the date on which Spectrum plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance, however, that these estimates will be achieved and actual results could differ from those plans.

Spectrum has prepared a contingency plan for Year 2000 should Spectrum's data processing systems or other third-party systems fail to perform. The contingency plan provides for communication with subsidiary bank staff, bank customers and outside vendors under various scenarios that might occur as a result of a Year 2000 system failure. The plan also provides for extraordinary cash requirements, office opening and closing procedures, and manual operation procedures that may be necessary under such scenarios. Management plans to secure adequate resources to carry out these manual operations and believes that this plan will allow Spectrum to carry on normal daily business for at least a short period of time.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value.

Spectrum adopted this statement beginning July 1, 1998.

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans, net of unearned fees, increased $64,520,000, or 15.80%, to $472,990,000 at June 30, 1999, from $408,470,000 at June 30, 1998. Total loans, net of unearned fees, increased $47,566,000, or 13.18%, at June 30, 1998, from $360,904,000 at June 30, 1997.

Spectrum's subsidiary banks primarily make installment loans to individuals and commercial loans to small to medium-sized businesses and professionals. The subsidiary banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. See "Business-Loans." Typically, the subsidiary banks' commercial loans have floating rates of interest, are for varying terms, generally not exceeding five years, are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

The following tables present Spectrum's loan balances at the dates indicated separated by loan type:


                                            JUNE 30, 1999                 JUNE 30, 1998                 JUNE 30, 1997
                                     ----------------------------     -----------------------    ---------------------------
                                                                      (dollars in thousands)
Loans to individuals...........      $  75,579          16.18%          $  58,205       14.45%     $    54,982        15.47%
Real estate loans..............         90,789          19.44             129,761       32.21          144,463        40.64
Commercial and agricultural            304,632          65.24             209,387       51.97          152,906        43.01
Other loans....................          2,455           0.53              11,531        2.86            8,825         2.48
                                     ---------        -------           ---------    --------      -----------    ---------
  Total face amount of loans...        473,455         101.39             408,884      101.49          361,176       101.60
Unearned loan fees.............           (465)         (0.10)               (414)      (0.10)            (272)       (0.08)
                                     ---------        -------           ---------    --------      -----------    ---------
Loans..........................        472,990         101.29%            408,470      101.39%         360,904       101.52%
Less allowance for loan losses          (6,020)         (1.29)             (5,599)      (1.39)          (5,404)       (1.52)
                                     ---------        -------           ---------    --------      -----------    ---------
  Net loans....................       $466,970         100.00%          $ 402,871      100.00%       $ 355,500       100.00%
                                     ---------        -------           ---------    --------      -----------    ---------
                                     ---------        -------           ---------    --------      -----------    ---------


                                            JUNE 30, 1996                  JUNE 30, 1995
                                     ----------------------------     -----------------------
                                                        (dollars in thousands)
Loans to individuals...........      $  61,478          21.10%         $   55,077       24.02%
Real estate loans..............        107,939          37.04              71,152       31.03
Commercial and agricultural            117,758          40.41              96,424       42.05
Other loans....................          9,065           3.11               9,349        4.07
                                     ----------       --------          ---------      ------
  Total face amount of loans...        296,240         101.66             232,002      101.17


Unearned loan fees.............            (72)     (0.02)            (91)      (0.04)
                                     ----------   --------      ---------      ------
Loans..........................        296,168     101.64%        231,911      101.13%
Less allowance for loan losses          (4,790)     (1.64)         (2,599)      (1.13)
                                     ----------   --------      ---------      ------
  Net loans....................      $ 291,378     100.00%     $  229,312       100.00%
                                     ---------    --------      ---------      ------
                                     ---------    --------      ---------      ------

As of June 30, 1999, loans, net of unearned fees, were $472,990,000, or $64,520,000 greater than loans of $408,470,000 at June 30, 1998. Spectrum's primary category of loans, commercial and agricultural loans, constituting almost two-thirds of loans as of June 30, 1999, trended upward as indicated at the stated dates. At June 30, 1999, agricultural loans totaled $66,296,000. Of this amount, $26,869,000 comprised loans primarily secured by agricultural real estate, and $39,427,000 comprised loans primarily secured by agricultural operating assets. At June 30, 1998, agricultural loans totaled $57,913,000. Of this amount, $21,034,000 comprised loans primarily secured by agricultural real estate, and $36,879,000 comprised loans primarily secured by agricultural operating assets. Commercial and agricultural loans were $304,632,000 as of June 30, 1999, an increase of $95,245,000 over the $209,387,000 balance as of June 30, 1998.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Spectrum had no concentrations of loans at June 30, 1999, except for those set forth in the above table. Spectrum had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 1999.

Management of Spectrum's subsidiary banks may renew loans at maturity, when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in Spectrum's best interest. Spectrum requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Although the risk of non-payment exists for a variety of reasons relating to all loans, other more specific risks are associated with each type of loan. Risks associated with real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate held as collateral. Several risks are present in construction loans, including economic conditions in the building industry, fluctuating land values, failure of the contractor to complete work and the borrower's inability to repay. Risks associated with commercial and agricultural loans are the quality of the borrower's management and the impact of local economic factors as well as prices received for products. Loans to individuals face the risk of a borrower's unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower. Management believes that risk levels associated with the various types of loans are dependent upon the existence of the risks at any particular time, for example, economic conditions in the building industry.

LOAN MATURITIES

The following tables present, at June 30, 1999, and June 30, 1998, loans, net of unearned fees, by maturity in each major category of Spectrum's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated by Spectrum in the same manner as new credit applications. If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Spectrum's lending personnel.


                                                                               At June 30, 1999
                                                 -----------------------------------------------------------------------------
                                                                     Over One Year
                                                                   Through Five Years       Over Five Years
                                                                   ------------------       ---------------
                                                  One Year                   Floating                   Floating
                                                  Or Less      Fixed Rate      Rate      Fixed Rate       Rate         Total
                                                 ----------    ----------    --------    ----------     --------       -----
                                                                            (dollars in thousands)

Loans to individuals.......................      $   12,458   $   48,883    $   4,683    $   9,543      $     12     $  75,579
Real estate loans..........................          28,059       27,577       16,580       18,482             0        90,698
Commercial and agricultural................         149,694       97,846       32,127       12,174        12,417       304,258
Other loans................................             112        2,236            0          107             0         2,455
                                                 ----------   ----------    ---------     --------      --------     ---------
         Total loans.......................      $  190,323   $  176,542    $  53,390    $  40,306      $ 12,429     $ 472,990
                                                  ---------    ---------     ---------    --------       -------      --------
                                                  ---------    ---------     ---------    --------       -------      --------

                                                                               At June 30, 1998
                                                 -----------------------------------------------------------------------------
                                                                     Over One Year
                                                                   Through Five Years       Over Five Years
                                                                   ------------------       ---------------
                                                 One Year                    Floating                   Floating
                                                 Or Less      Fixed Rate      Rate       Fixed Rate       Rate         TOTAL
                                                 --------     ----------     --------    ----------     --------       -----
                                                                            (dollars in thousands)
Loans to individuals.......................     $   15,890    $   33,893    $   1,150    $    7,272     $      0     $  58,205
Real estate loans..........................         59,439        41,763        8,081        20,319            0       129,602
Commercial and agricultural................        110,768        52,822       20,052        20,264        5,226       209,132
Other loans................................          3,254         6,942          236         1,099            0        11,531
                                                ----------    ----------    ---------    ----------     --------     ---------
         Total loans.......................     $  189,351    $  135,420    $  29,519    $   48,954     $  5,226     $ 408,470
                                                ----------    ----------    ---------    ----------     --------     ---------
                                                ----------    ----------    ---------    ----------     --------     ---------


LOAN REVIEW PROCESS

Spectrum's subsidiary banks follow both internal and external loan review programs to evaluate the credit risk in their loan portfolios and assess the adequacy of the allowance for loan losses.

Internally, each bank maintains a classified loan list that, along with the list of non-performing loans discussed below, helps Spectrum management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. The classification categories of substandard, doubtful and loss correspond with those of state and FDIC examiners. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize repayment. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk of loss or would require a partial write-off in a liquidation. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off.

In addition to the internally classified loans, the subsidiary banks also have a "watch list" of loans that further assists their monitoring of their loan portfolios. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the watch list at June 30, 1999, and June 30, 1998, were current and paying in accordance with loan terms. The subsidiary banks have internally conducted reviews of their real estate, commercial and agricultural loan customers to assess credit risk associated with Year 2000 compliance, in accordance with FDIC requirements. At June 30, 1999, such reviews were substantially complete at each bank. Spectrum believes that such credit risk is not material in relation to the banks' overall credit risk. Accordingly, no specific provision has been made to the allowance for loan losses to reflect credit risk associated with Year 2000 compliance.

Sectrum's external loan review process consists of an intensive, annual on-site review of more than 50% of loans at each subsidiary bank. This review is performed by a non-affiliated regional consulting firm with the assistance of loan officers of Spectrum's affiliate banks, under the supervision of President Daniel A. Hamann. The report of the consulting firm is presented to each bank's management and board of directors for review. The external review is used to supplement and provide a check on the internal review conducted by subsidiary bank management.

NONPERFORMING LOANS

Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal and/or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

A restructured loan is one upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Thereafter, interest is accrued based upon the new loan terms.

Nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any.

The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 1999, and for each of the past four years.

                                                                       At June  30,
                                          ----------------------------------------------------------------------
                                               1999          1998          1997           1996          1995
                                               ----          ----          ----           ----          -----
                                                                           (dollars in thousands)
Nonaccrual loans.....................     $    1,401       $  2,337      $  1,971      $  1,936      $  1,060
Accruing loans past due over
  90 days............................          1,016          1,484           543           340           495
Restructured loans...................          4,186          4,186         4,428           251           360
                                               -----          -----         -----         -----         -----
Total nonperforming loans............          6,603          8,007         6,942         2,527         1,915
Other real estate and other
  repossessed assets.................            116            102           126           407            81
                                               -----          -----         -----         -----         -----
  Total nonperforming assets.........     $    6,719       $  8,109       $ 7,068      $  2,934      $  1,996
                                               -----          -----         -----         -----         -----
                                               -----          -----         -----         -----

Ratio of total nonperforming loans
  to total loans.....................          1.40%          1.96%         1.92%         0.85%         0.83%
Ratio of total nonperforming assets
  to total loans plus other real estate
  and other repossessed assets.......          1.42           1.98          1.96          0.99          0.86
Ratio of nonperforming assets to
  total assets.......................          1.10           1.48          1.45          0.69          0.59


Restructured loans were $4,186,000, $4,186,000 and $4,428,000 at June 30,
1999, 1998, and 1997. These loans were primarily serviced by a single servicer that declared bankruptcy in 1996. A settlement was reached with the bankruptcy trustee that resulted in a partial charge-off of amounts owing to Spectrum's subsidiary banks, with the remaining balances of $4,186,000 carried at a below-market rate of interest for an eight-year period. These loans begin a two-year principal amortization in 2002 and are scheduled to be completely repaid in 2004. Payments of interest are being received monthly and have been received according to the terms of the settlement since its inception. Payments are current on these loans.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. Spectrum does not believe it has any potential problem loans other than those reported in the above table.

ALLOWANCE FOR LOAN LOSSES

Implicit in Spectrum's lending activities is the fact that loan losses will be incurred and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with Spectrum's loan portfolio, additions are made to the allowance for possible loan losses. The allowance is created by direct charges of the provision against income and the allowance is available to absorb realized loan losses.

The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 1999, and for each of the prior four years.

                                                                            At June 30
                                             ----------------------------------------------------------------------
                                               1999         1998            1997            1996           1995
                                               ----         ----            ----            ----           ----
                                                                               (dollars in thousands)
Average loans outstanding(1).........        $429,346      $380,681      $  324,076      $  248,637     $  201,849
                                             --------      --------      ----------      ----------     ----------
                                             --------      --------      ----------      ----------     ----------
Total loans at end of period(1)......        $472,990      $408,470      $  360,904      $  296,168     $  231,911
                                             --------      --------      ----------      ----------     ----------
                                             --------      --------      ----------      ----------     ----------
Allowance at beginning of period.....        $  5,599      $  5,803(2)   $    4,790      $    2,599     $    2,132

Loans charged off:
  Loans to individuals...............             181           481             203             550            107
  Real estate loans..................              57            15              23              18             16
  Commercial and agricultural........             723         1,013             379             510            214
  Other loans........................              98           422             421             451              0
                                                  ---         -----          ------           -----           ----
    Total charge-offs................           1,059         1,931           1,026           1,529            337
                                                -----         -----          ------           -----           ----

Recoveries of loans previously Charged off:

  Loans to individuals...............              74            60              55             414             57
  Real estate loans..................               9             2               2               5             30
  Commercial and agricultural........              63           162             350              45             50
  Other loans........................               1             0               0             422              0
                                                  ---           ---             ---             ---            ---
    Total recoveries.................             147           224             407             886            137
                                                  ---           ---             ---             ---            ---

     Net loans charged off...........             912        1,707             619              643            200
  Provision for loan losses..........           1,333        1,374           1,233            2,541            667
  Business acquisition...............               0          129               0              293              0
                                                -----        -----           -----            -----           ----

      Allowance at end of period.....        $  6,020      $ 5,599       $   5,404(2)       $ 4,790     $    2,599
                                             --------      -------       ---------          -------     ----------
                                             --------      -------       ---------          -------     ----------

Net loan charge-offs to average
  loans..............................            0.21%        0.45%           0.19%            0.26%          0.10%
Allowance to total loans, at end of
  period.............................            1.27%        1.37%           1.50%            1.62%          1.12%


The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged off. Spectrum's allowance was $6,020,000, or 1.27%, of loans, net of unearned fees, at June 30, 1999, compared to $5,599,000, or 1.37% of loans, net of unearned fees, at June 30, 1998, and compared to $5,404,000, or 1.50% of loans, net of unearned fees, at June 30, 1997. See "Provision for Loan Losses."

Credit and loan decisions are made by management and the board of directors of the subsidiary banks in conformity with loan policies established by their boards of directors. The subsidiary banks' practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectable due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. Spectrum charged off $1,059,000 during the year ended June 30, 1999. Recoveries during the year ended June 30, 1999, were $147,000.

-----------------------------
(1) Net of unearned fees.
(2) Restated balance at end of 1997 does not equal the 1998 beginning balance due to a change in reporting periods. See ""[cad 228]The Merger.""

Foreclosures on defaulted loans result in Spectrum acquiring other real estate and other repossessed assets. Accordingly, Spectrum incurs other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets. Spectrum's subsidiary banks attempt to convert nonperforming loans into interest-earning assets either through liquidation of the collateral securing the loan or through intensified collection efforts.

The amount of the allowance is established by bank management based upon estimated risks inherent in the existing loan portfolio. Management reviews the loan portfolio on a continuing basis to evaluate potential problems. This review encompasses management's estimate of current economic conditions and the potential impact on various industries, prior loan loss experience and financial conditions of individual borrowers. Loans that have been specifically identified as problem or nonperforming loans are reviewed on at least a quarterly basis, and management critically evaluates the prospect of ultimate losses arising from such loans, based on the borrower's financial condition and the value of available collateral. When a risk can be specifically quantified for a loan, that amount is specifically allocated in the allowance. In addition, Spectrum allocates the allowance based upon the historical loan loss experience of the different types of loans. Despite such allocation, the entire allowance is available for charge-offs of all loans.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 1999, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

                                            At June 30, 1999             At June 30, 1998             At June 30, 1997
                                            ----------------             ----------------             ----------------

                                                       Percent of                   Percent of                   Percent of
                                                        Loans by                     Loans by                     Loans by
                                        Amount of       Category      Amount of      Category      Amount of      Category
                                        Allowance       To Loans      Allowance      To Loans      Allowance      To Loans
                                        ---------      ----------     ---------     ----------     ---------     ----------
                                                                       (dollars in thousands)
Loans to individuals...............     $     826          15.98%       $   625         14.25%        $  691         15.23%
Real estate loans..................           964          19.17            912         31.73            850         39.99
Commercial and agricultural........         4,129          64.33          3,460         51.20          3,248         42.33
Other loans........................           101           0.52            602          2.82            615          2.45
                                            -----         ------          -----        ------          -----        ------
  Total allowance for loan losses..     $   6,020         100.00%       $ 5,599        100.00%     $   5,404        100.00%
                                           ------         ------         ------        ------       --------        ------
                                           ------         ------         ------        ------       --------        ------

                                            At June 30, 1996              At June 30, 1995
                                            ----------------              ----------------

                                                       Percent of                    Percent of
                                                        Loans by                      Loans by
                                        Amount of       Category       Amount of      Category
                                        Allowance       To Loans       Allowance      To Loans
                                        ---------      ----------      ---------      ---------
                                                          (dollars in thousands)

Loans to individuals...............      $    635         20.76%        $    452         23.75%
Real estate loans..................           730         36.43              159         30.66
Commercial and agricultural........         3,372         39.75            1,988         41.56
Other loans........................            53          3.06                0          4.03
                                            -----        ------            -----        ------
  Total allowance for loan losses..      $  4,790        100.00%        $  2,599        100.00%
                                          -------        ------          -------        ------
                                          -------        ------          -------        ------

SECURITIES

Securities, all of which are classified as available-for-sale and carried at fair value, increased $11,629,000, or 14.63%, to $91,140,000 at June 30,
1999, from $79,511,000 at June 30, 1998.

The board of directors of each subsidiary bank reviews all securities transactions monthly and the securities portfolio periodically. Spectrum's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less. For state, county, municipal and other securities, Spectrum's investment policy allows for the purchase of securities with maturities in excess of ten years. As of June 30, 1999, 75.27% of Spectrum's securities, excluding mortgage-backed securities, with defined maturities mature in less than ten years.

As of June 30, 1999, 97.73% of Spectrum's investment portfolio had defined maturities. The investment portfolio with defined maturities were concentrated in the following categories: mortgage-backed securities totaled $55,799,000, or 61.22% of the portfolio, other securities totaled $28,271,000, or 31.02% of the portfolio, and the other category, which is composed of corporate securities, totaled 5,007,000, or 5.49% of the portfolio. The remaining 2.27% of Spectrum's investment portfolio is in equity securities which primarily is stock in the Federal Home Loan Bank of Des Moines.

Certain of Spectrum's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 1999, the amortized cost of U.S. Government and other securities so pledged amounted to $63,992,000, or 69.60% of the total securities portfolio.

The following table provides the maturity distribution and weighted average interest rates of Spectrum's securities portfolio at June 30, 1999. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, to the book value of the securities. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%. The equity securities are primarily composed of stock in the Federal Home Loan Bank of Des Moines. The yield is set quarterly by the Federal Home Loan Bank's board of directors. For the quarter ended June 30, 1999, the yield was 6.25%.

Historically, Federal Home Loan Bank stock has been redeemable at the preset price of $100 per share, its current carrying value, but there can be no assurance that this policy will continue.


                                                                                   At June 30, 1999
                                                          ----------------------------------------------------------------
                                                                                              Estimated      Weighted
                                                           Principal        Amortized           Fair         Average
TYPE AND MATURITY                                           Amount             Cost             Value         Yield
                                                           ---------        ---------         ---------      --------
                                                                              (dollars in thousands)
U.S. Treasury securities:
  Within one year...................................      $    6,698      $     6,699        $    6,710         5.62%
  After one but within five years...................           2,300            2,299             2,294         5.57
                                                            --------        ---------         ---------
    Total U.S. Treasury securities..................           8,998            8,998             9,004         5.61
                                                               -----            -----             -----

Obligations of other U.S. Government
 agencies and corporations:
  Within one year...................................           1,032            1,019             1,010         4.81%
  After one but within five years...................           5,000            4,975             4,986         6.01
  After five but within ten years...................           2,687            2,750             2,674         6.60
                                                               -----            -----             -----
    Total obligations of U.S. Government
      agencies and corporations.....................           8,719            8,744             8,670         6.06
                                                               -----            -----             -----

Mortgage-backed securities:.........................          56,467           56,443            55,799         6.57
                                                              ------           ------            ------

Obligations of states and political subdivisions:

  Within one year...................................           1,290            1,258             1,276         7.45%
  After one but within five years...................           2,800            2,808             2,793         7.37
  After five but within ten years...................           3,373            3,364             3,308         7.93
  After ten years...................................           3,250            3,261             3,220         7.54
                                                              ------           ------            ------
    Total obligations of states and
     political subdivisions.........................          10,713           10,691            10,597         7.60
                                                              ------           ------            ------

Other securities:

  Within one year...................................               0                0                 0        0.00%
  After one but within five years...................               0                0                 0        0.00
  After five but within ten years...................               0                0                 0        0.00
  After ten years...................................           5,025            4,997             5,007        5.87
                                                           ---------        ---------         ---------
    Total other securities..........................           5,025            4,997             5,007        5.87
                                                           ---------        ---------         ---------

    Total securities with defined maturities........          89,922           89,873            89,077        6.18

Equity securities...................................           2,063            2,063             2,063        6.25
                                                           ---------        ---------         ---------

      Total securities..............................      $   91,985      $    91,936        $   91,140        6.18%
                                                           ---------       ----------         ---------
                                                           ---------       ----------         ---------

DEPOSITS

Total deposits increased $56,119,000, or 12.45%, to $506,909,000 at June 30,
1999, from $450,790,000 at June 30, 1998. The increase in total deposits of $51,612,000, or 12.93%, at June 30, 1998, from $399,178,000 at June 30, 1997, is partly attributable to the purchase of First Savings in March 1998, which had $14,085,000 in total deposits at the date of acquisition.

The following table presents the average amounts and the average rates paid on deposits of Spectrum for the year ended June 30, 1999, and for each of the last two years:


                                                              Year Ended June 30, 1999
                                   --------------------------------------------------------------------
                                           1999                     1998                   1997
                                           ----                     ----                   ----
                                    Average   Average        Average   Average      Average   Average
                                    Amount      Rate         Amount      Rate       Amount     Rate
                                    -------   -------        -------   -------      -------   -------
                                                           (dollars in thousands)
Interest-bearing demand,
  savings and money market
  deposits...................      $145,849     2.69%       $122,747     2.95%      $105,482     2.97%
Time deposits of less than
  $100,000...................       219,934     5.72         202,977     6.29        182,826     6.08
Time deposits of $100,000
  or more....................        64,589     5.03          50,713     3.55         41,154     4.19
                                    -------                  -------                 -------
Total interest-bearing deposits     430,372     4.59         376,437     4.83        329,462     4.85
Noninterest-bearing
  demand deposits............        49,394     0.00          50,165     0.00         49,405     0.00
                                    -------                  -------                  ------

   Total deposits............      $479,766     4.12%       $426,602     4.26%       $378,867    4.22%
                                    -------                  -------                  -------
                                    -------                  -------                  -------

         The maturity distribution of time deposits of $100,000 or more at June 30, 1999 is presented below:

                                                           At June 30, 1999
                                                           ----------------
                                                        (dollars in thousands)
3 months or less.................................               $22,152
Over 3 through 6 months..........................               19,580
Over 6 through 12 months.........................               28,218
Over 12 months...................................               13,601
                                                                ------

  Total time deposits of

    $100,000 or more.............................               $83,551
                                                                -------
                                                                -------

The subsidiary banks rely to a limited extent on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile funding source than other deposits and are more likely to affect Spectrum's future earnings because of interest rate sensitivity.

FEDERAL HOME LOAN BANK BORROWINGS

All of the subsidiary banks are members of the Federal Home Loan Bank. Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding. At June 30, 1999, the subsidiary banks had $25,989,000 in Federal Home Loan Bank advances compared to $24,500,000 at June 30, 1998 and $25,900,000 at June 30, 1997. At June 30,
1999, based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Spectrum was $29,583,000.

A variety of borrowing terms and maturities can be chosen from the Federal Home Loan Bank. Maturities available range generally from one day to 10 years. Interest rates can be either fixed or variable and prepayment options are available if desired. The Federal Home Loan Bank offers both amortizing and non-amortizing advances.

LIQUIDITY

SOURCES OF LIQUIDITY

Liquidity with respect to a financial institution is the ability to meet short-term needs for cash without suffering an unfavorable impact on on-going operations. The need for the subsidiary banks to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity needs may be met from either assets or liabilities.

On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $17,433,000 and $18,146,000 during the years ended June 30, 1999 and 1998. These amounts comprised 2.99% and 3.49% of average total assets during the years ended June 30, 1999 and 1998. The average level of securities and federal funds sold was $115,200,000 and $104,574,000 during the years ended June 30, 1999 and 1998.

At June 30, 1999, $8,996,000, or 27.03%, of Spectrum's securities portfolio, excluding mortgage-backed securities and equity securities, matured within one year and $10,073,000, or 30.27%, excluding mortgage-backed securities, matured after one but within five years. The subsidiary banks' commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates. Its consumer lending activities are concentrated in loans with maturities of two to six years and with generally fixed interest rates. At June 30, 1999, approximately $190,323,000, or 40.24%, of Spectrum's loans, net of unearned fees, matured within one year. See "Loan Maturities."

On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and access to money and capital markets. Spectrum attracts its deposits primarily from individuals and businesses located within the market areas served by its subsidiary banks. Borrowed funds come primarily from two sources, Federal Home Loan Bank borrowings and Spectrum's notes payable at US Bank, N.A. Spectrum had loan agreements with US Bank, N.A. Interest on the balance, $11,695,000 at June 30, 1999, is due quarterly at either the lender's reference rate, the CD rate plus 2% per annum or the Eurodollar rate plus 2% per annum, at the option of Spectrum. The maturity date of this outstanding debt was July 31, 2001. Proceeds from the sale of junior subordinated debentures were used, on August 18, 1999, to pay this balance in full. Junior subordinated debentures were purchased by its subsidiary, Spectrum Capital Trust I with the proceeds of a sale of $20,400,000 of mandatorily redeemable preferred securities in August 1999. The Trust holds solely junior subordinated debentures of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk arises when an interest-earning asset matures or when such asset's rate of interest changes in a time frame different from that of the supporting interest-bearing liability. Spectrum seeks to reduce the risk of significant adverse effects on Spectrum's net interest income caused by interest rate changes.

Spectrum does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced position will reduce the risk associated with interest rate changes, but it will not guarantee a stable interest rate spread since various rates within a particular time frame may change by differing amounts and in different directions. Management regularly monitors the interest sensitivity position and considers this position in its decisions with regards to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

The following tables show the cumulative gap ratio to be (21.90%) at the less than three-month interval, (34.47%) at the three month to less than one year interval and (1.42%) at the one to five year interval at June 30, 1999. Currently, Spectrum is in a liability-sensitive position. Spectrum had $145,972 of interest-bearing demand, savings and money market deposits at June 30, 1999, that are somewhat less rate-sensitive. Excluding these deposits, Spectrum's interest-sensitive ratio would have been 1.98% at the less than three-month interval, (10.58%) at the three month to less than one year interval and 22.47% at the one to five year interval at June 30, 1999. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of Spectrum at June 30, 1999:


                                         Estimated Maturity or Repricing At June 30, 1999
                                         ------------------------------------------------
                                                                Three Months
                                                   Less Than    to Less Than      One to        Over
                                                 Three Months     One Year      Five Years   Five Years     Total
                                                 ------------   ------------    ----------   ----------     -----
Interest-earning assets:                                                    (dollars in thousands)
  Loans, net of unearned fees.................     $   98,290    $   92,033      $ 229,932    $  52,735   $472,990
  Investment securities:
    Taxable...................................          5,541         4,672         55,899       14,432     80,544
    Tax exempt................................            638           208          1,483        8,267     10,596
  Federal funds sold..........................          8,047             0              0            0      8,047
                                                     --------      --------       --------     --------    -------
        Total interest-earning assets.........        112,516        96,913        287,314       75,434    572,177
Interest-bearing liabilities:
  Deposits:
    Demand, savings and money market
       deposits...............................        145,972             0              0            0    145,972
    Time deposits.............................         67,232       167,567         75,319          885    311,003
Federal Home Loan Bank borrowings,
  federal funds purchased and securities
  sold under agreements to repurchase.........         21,492         6,125         10,000         9,48     47,106

Notes payable.................................         11,695             0              0            0     11,695
                                                     --------     ---------      ---------     --------    -------

    Total interest-bearing liabilities........     $  246,391    $  173,692      $  85,319    $  10,374   $ 515,776

Interest rate gap.............................     $(133,875)    $ (76,779)      $ 201,995    $  65,060   $  56,401
                                                    ---------     ---------       --------     --------    ---------
                                                    ---------     ---------       --------     --------    ---------


                                         Estimated Maturity or Repricing At June 30, 1999
                                         ------------------------------------------------
                                                                Three Months
                                                   Less Than    to Less Than      One to        Over
                                                 Three Months     One Year      Five Years   Five Years     Total
                                                 ------------   ------------    ----------   ----------     -----
                                                                        (dollars in thousands)
Cumulative interest rate gap
   at June 30, 1999...........................     $(133,875)    $(210,654)      $ (8,659)    $  56,401
                                                    ---------     ---------       --------     --------
                                                    ---------     ---------       --------     --------

Cumulative interest rate gap to total assets..       (21.90)%      (34.47)%         (1.42)%        9.23%
                                                    ---------     ---------       ---------     --------
                                                    ---------     ---------       ---------     ---------

The following table indicates that at June 30, 1999, if there had been a sudden and sustained increase in prevailing market interest rates, Spectrum's 1999 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

                                                                     (Decrease)
                                            Net Interest Income       Increase        Percent Change
                                            -------------------      ----------       --------------
                                                                   (dollars in thousands)
Changes in Interest Rates

200 basis point rise.................                   $21,292         $(1,825)             (7.90)%
100 basis point rise.................                    22,204            (913)             (3.95)
Base rate scenario...................                    23,117               0               0.00
100 basis point decline..............                    23,760             643               2.78
200 basis point decline..............                    24,510           1,393               6.02


CAPITAL RESOURCES

Spectrum monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. As indicated in the table immediately below, at June 30, 1999, Spectrum was above the total capital minimum requirements. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consists of core and supplementary capital. See "Supervision and Regulation - Spectrum Capital Adequacy."

The following tables present Spectrum's capital ratios as of the indicated dates.


                                                                     Risk-Based Capital Ratios
                                                                     -------------------------
                                                         June 30, 1999                         June 30, 1998
                                                         -------------                          -------------
                                                 Amount              Ratio              Amount              Ratio
                                                 ------              -----              ------              -----
                                                                      (dollars in thousands)
Core capital...............................         $  37,055          7.77%               $  30,323          7.55%
Core capital minimum requirement...........            19,088          4.00                   16,059          4.00
                                                       ------         -----                   ------          ----
Excess.....................................         $  17,967          3.77%               $  14,264          3.55%
                                                     --------         -----                 --------          -----
                                                     --------         -----                 --------          -----

Total capital..............................         $  43,020          9.02%               $  35,431          8.80%
Total capital minimum requirement..........            38,175          8.00                   32,118          8.00
                                                       ------         -----                   ------          ----
Excess.....................................         $   4,845          1.02%               $   3,312          0.80%
                                                     --------         -----                 --------          ----

      Total risk-weighted assets...........         $ 477,189                              $ 401,471
                                                     --------                               --------
                                                     --------                               --------

                                                                           Leverage Ratios
                                                                           ---------------
                                                         June 30, 1999                     June 30, 1998
                                                         -------------                     -------------
                                                  Amount              Ratio          Amount              Ratio
                                                  ------              -----          ------              -----
                                                                              (dollars in thousands)

Core capital...............................         $  37,055           6.17%          30,323              5.58%
Minimum requirement........................            24,033           4.00           21,731              4.00
                                                     --------        -------           ------              ----
Excess.....................................         $  13,022           2.17%       $   8,592              1.58%
                                                     --------        -------         --------              ----
                                                     --------        -------         --------              ----

Average total assets.......................         $ 600,832                       $ 543,263
                                                     --------                        --------
                                                     --------                        --------


IMPACT OF INFLATION

The effects of inflation on the local economy and on Spectrum's operating results have been relatively modest for the past several years. Because substantially all of Spectrum's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. Spectrum attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "-Quantitative and Qualitative Disclosures About Market Risk" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at June 30, 1999 and 1998, together with the Independent Auditor's Report, are included in this Form 10-K on the pages indicated below.

CONTENTS

--------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                               F-2
--------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

Balance sheets                                             F-3

Statements of income                                       F-4

Statements of stockholders' equity                         F-5

Statements of cash flows                           F-6 and F-7

Notes to consolidated financial statements            F8 - F34

--------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
SPECTRUM BANCORPORATION, INC.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                                      McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
August 13, 1999, except for Note 21 as to which the date is August 25, 1999

SPECTRUM BANCORPORATION, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998 (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                           1999         1998

---------------------------------------------------------------------------------------------------------
Cash and due from banks (Note 3)                                              $   18,389  $   19,019
Federal funds sold                                                                 7,255      21,785
                                                                              ----------  ----------
    TOTAL CASH AND CASH EQUIVALENTS                                               25,644      40,804
Certificates of deposit                                                              792       2,008
Securities available for sale (Notes 4, 8 and 9)                                  91,140      79,511
Loans receivable, net (Notes 5, 9 and 17)                                        466,970     402,871
Premises and equipment, net (Note 6)                                              12,668      10,313
Accrued interest receivable                                                        5,775       5,323
Cost in excess of net assets acquired                                              2,667       2,830
Other assets (Note 10)                                                             5,514       4,417
                                                                              ----------  ----------
                                                                              $  611,170  $  548,077
                                                                              ----------  ----------
                                                                              ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Liabilities
  Deposits (Note 7):
    Non interest bearing                                                      $   49,934  $   47,315
    Interest bearing                                                             456,975     403,475
                                                                              ----------  ----------
      TOTAL DEPOSITS                                                             506,909     450,790
  Federal funds purchased and securities sold
    under agreements to repurchase (Note 8)                                       19,777      18,788
  Notes payable (Note 9)                                                          39,024      39,302
  Accrued interest and other liabilities (Note 11)                                 6,243       5,677
                                                                              ----------  ----------
                                                                                 571,953     514,557
                                                                              ----------  ----------
Minority interest in subsidiaries (Note 2)                                         2,020       1,972
                                                                              ----------  ----------
Commitments and contingencies (Notes 15 and 16)

Stockholders' equity (Notes 9 and 13)
  Preferred stock, $100 par value; 500,000 shares authorized;
    issued and outstanding: 9,000 shares of 8% cumulative,
    nonvoting; 8,000 shares of 10% noncumulative, nonvoting                        1,700       1,700
  Common stock, $1 par value, authorized 1,000,000 shares,
    issued and outstanding: 1999 71,607 shares; 1998 71,727 shares                    72          72
  Additional paid-in capital                                                       1,654       1,659
  Retained earnings                                                               34,276      27,750
  Accumulated other comprehensive income (loss) (Note 4)                            (505)        367
                                                                              ----------  ----------
                                                                                  37,197      31,548
                                                                              ----------  ----------
                                                                              $  611,170  $  548,077
                                                                              ----------  ----------
                                                                              ----------  ----------

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   1999        1998             1997
-----------------------------------------------------------------------------------------------------------------
Interest income on:

  Loans receivable                                              $   38,924  $     35,414  $      30,839
  Taxable securities                                                 5,340         4,308          4,771
  Nontaxable securities                                                514           636            618
  Dividends on securities                                              109           234            190
  Federal funds sold and other                                       1,386         1,313            726
                                                                ----------  ------------  -------------
                                                                    46,273        41,905         37,144
                                                                ----------  ------------  -------------
Interest expense on:

  Deposits                                                          19,751        18,170         15,991
  Federal funds purchased and securities sold
    under agreements to repurchase                                     895           934            846
  Notes payable                                                      2,510         2,656          1,694
                                                                ----------  ------------  -------------
                                                                    23,156        21,760         18,531
                                                                ----------  ------------  -------------
    NET INTEREST INCOME                                             23,117        20,145         18,613
Provision for loan losses (Note 5)                                   1,333         1,374          1,233
                                                                ----------  ------------  -------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             21,784        18,771         17,380
                                                                ----------  ------------  -------------
Other income:
  Service charges and other fees                                     2,899         2,126          1,919
  Net gains from sale of loans                                       1,120           803            303
  Gain on securities, net (Note 4)                                      27           179            259
  Trust department income                                              233           165            139
  Other                                                              1,671         1,301            962
                                                                ----------  ------------  -------------
                                                                     5,950         4,574          3,582
                                                                ----------  ------------  -------------
Other expenses:
  Salaries and employee benefits (Notes 11 and 12)                   8,875         7,854          7,157
  Occupancy expenses, net                                              961           804            992
  Data processing                                                    1,286           717            795
  Equipment expenses                                                   532           566            378
  Advertising                                                          718           708            614
  Other operating expenses                                           4,146         3,425          3,366
                                                                ----------  ------------  -------------
                                                                    16,518        14,074         13,302
                                                                ----------  ------------  -------------
      INCOME BEFORE INCOME TAXES AND MINORITY
        INTEREST IN NET INCOME OF SUBSIDIARIES                      11,216         9,271          7,660

Income taxes (Note 10)                                               4,014         3,124          2,266
                                                                ----------  ------------  -------------
      INCOME BEFORE MINORITY INTEREST IN NET
        INCOME OF SUBSIDIARIES                                       7,202         6,147          5,394
Minority interest in net income of subsidiaries                        357           312            261
                                                                ----------  ------------  -------------
      NET INCOME                                                $    6,845  $      5,835  $       5,133
                                                                ----------  ------------  -------------
                                                                ----------  ------------  -------------
Basic earnings per common share                                 $    93.34  $      79.15  $       69.34
                                                                ----------  ------------  -------------
                                                                ----------  ------------  -------------
Weighted average shares outstanding                                 71,703        71,798         71,830
                                                                ----------  ------------  -------------
                                                                ----------  ------------  -------------

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS)

                                                                                                        Accumulated
                                               Compre-                           Additional                 Other
                                               hensive     Preferred    Common    Paid-in     Retained   Comprehensive
                                               Income        Stock      Stock     Capital     Earnings   Income (Loss)    Total
------------------------------------------    ----------   ---------   --------  ----------   --------  ---------------  -------
Balance, June 30, 1996                                     $   1,700   $   72    $    1,663   $ 17,676   $      (308)    $20,803
 Comprehensive income:
  Net income                                  $    5,133           -        -             -      5,133             -       5,133
  Other comprehensive income, net of tax:
   Net change in unrealized gain (loss) on
    securities available for sale (Note 4)           458           -        -             -          -           458         458
                                              ----------
     Comprehensive income                     $    5,591
                                              ----------
                                              ----------
 Cash dividends paid on preferred stock                            -        -             -       (152)            -        (152)
                                                           ---------   --------  -----------  --------  ---------------  -------
Balance, June 30, 1997                                         1,700       72         1,663     22,657           150      26,242
 Comprehensive income:
  Net income                                  $    5,835           -        -             -      5,835             -       5,835
  Other comprehensive income, net of tax:
   Net change in unrealized gain (loss) on
    securities available for sale (Note 4)           233           -        -             -          -           233         233
                                              ----------
      Comprehensive income                    $    6,068
                                              ----------
                                              ----------
Cash dividends paid on preferred stock                             -        -             -       (152)            -        (152)

 Purchase of 103 shares of common stock
  for retirement                                                   -        -            (4)       (51)            -         (55)

 Adjustment to conform year ends (Note 14)                         -        -             -       (539)          (16)       (555)
                                                           ---------   --------  ----------   --------  ---------------  -------
Balance, June 30, 1998                                         1,700       72         1,659     27,750           367      31,548

 Comprehensive income:
  Net income                                  $    6,845           -        -             -      6,845             -       6,845
  Other comprehensive income, net of tax:

   Net change in unrealized gain (loss)
    on securities available for sale
    (Note 4)                                        (872)          -        -             -          -          (872)       (872)
                                              ----------
     Comprehensive income                     $    5,973
                                              ----------
  Purchase of 120 shares of common stock
   for retirement                                                  -        -            (5)       (67)            -         (72)
  Cash dividends paid:
   Preferred stock                                                 -        -             -       (152)            -        (152)
   Common stock                                                    -        -             -       (100)            -        (100)
                                                           ---------   --------  ----------   --------  ---------------  -------
Balance, June 30, 1999                                     $   1,700    $  72    $    1,654   $ 34,276  $       (505)    $37,197
                                                           ---------   --------  ----------   --------  ---------------  -------
                                                           ---------   --------  ----------   --------  ---------------  -------

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS)

                                                                        1999        1998        1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS from OPERATING ACTIVITIES

  Net income                                                       $   6,845   $    5,835   $    5,133
  Adjustments to reconcile net income to net cash
   provided by operating activities:

  Depreciation and amortization                                        1,717        1,344        1,041
  Gain on sale of securities                                             (27)        (179)        (259)
  (Gain) loss on sale of other real estate owned and other               121           37          (45)
  Provision for loan losses                                            1,333        1,374        1,233
  Provision for deferred income taxes                                   (125)        (146)        (257)
  Minority interest in net income of subsidiaries                        357          312          261
  Loans originated for resale                                        (70,381)     (40,255)     (19,994)
  Proceeds from sale of loans originated for resale                   70,709       36,858       19,750
  (Increase) in accrued interest receivable                             (452)        (442)        (514)
  (Increase) in other assets                                             (76)        (257)        (791)
  Increase in accrued interest and other liabilities                     566          769          332
                                                                  ----------   ----------   -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         10,587        5,250        5,890
                                                                  ----------   ----------   -----------
Cash Flows from Investing Activities
  Purchase of certificates of deposit                                      -       (2,438)      (1,000)
  Proceeds from maturities of certificates of deposit                  1,216        1,721        2,260
  Proceeds from sales and maturities of securities
    available for sale                                                41,139       41,316       48,490
  Purchase of securities available for sale                          (53,937)     (32,105)     (41,196)
  Net increase in loans                                              (65,760)     (35,176)     (65,498)
  Purchase of premises and equipment                                  (4,064)      (2,764)      (1,178)
  Purchase of other assets                                            (1,087)      (1,692)      (1,731)
  Proceeds from sale of premises and equipment                           450          186          215
  Proceeds from sale of other real estate owned                            -           73          619
  Business acquisition (Note 2)                                            -       (1,141)           -
                                                                  ----------   ----------   -----------
    NET CASH (USED IN) INVESTING ACTIVITIES                          (82,043)     (32,020)     (59,019)
                                                                  ----------   ----------   -----------
                                                          (Continued)

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (CONTINUED)
(IN THOUSANDS)

                                                                          1999       1998        1997
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net increase in deposits                                           $  56,119   $   38,555   $   41,689

  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                         989          703         (478)
  Proceeds from notes payable                                            4,145       11,488       17,995
  Principal payments on notes payable                                   (4,423)     (10,375)      (1,015)
  Purchase of minority interest in subsidiaries                           (152)           -            -
  Proceeds from sale of minority interest in subsidiary                      -          290          198
  Purchase of common stock for retirement                                  (72)         (55)           -
  Dividends paid, including $58, $52, and $18 paid to
    minority interest, respectively                                       (310)        (204)        (170)
                                                                    ----------   ----------   -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                         56,296       40,402       58,219
                                                                    ----------   ----------   -----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (15,160)      13,632        5,090
Cash and cash equivalents:
  Beginning                                                             40,804       27,172       26,233
                                                                    ----------   ----------   -----------
  Ending                                                             $  25,644   $   40,804   $   31,323
                                                                    ----------   ----------   -----------
                                                                    ----------   ----------   -----------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                       $    22,726   $   20,978   $   18,118
    Income taxes                                                         3,562        3,173        2,642

Supplemental Schedules of Noncash Investing
  and Financing Activities
  Net change in unrealized gain/loss on
    securities available for sale                                         (872)         233          458
  Other real estate acquired in settlement of loans                          -           13          387

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

The Company is a multi-bank holding company organized under the laws of Iowa whose primary business is providing the traditional functions of trust, commercial, consumer, and mortgage banking services through its South Dakota, Missouri and Iowa based subsidiary banks. Substantially all of the Company's income is generated from banking operations.

The accompanying consolidated financial statements reflect the merger of Decatur Corporation and Spectrum Bancorporation, Inc. (See Note 14).

Basis of financial statement presentation and accounting estimates:

The accounting and reporting policies of the Company conform to generally accepted accounting principles. In preparing the accompanying financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize possible losses, future additions to the allowance may be necessary based on changes in economic conditions.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Citizens Bank (100% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100% owned), which is chartered in Princeton, Missouri; F&M Bank (97.9%, 97.2% and 97.42% owned at June 30, 1999, 1998 and 1997, respectively), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90% owned), which is chartered in Rapid City, South Dakota; and Spectrum Banc Service Corporation (89% owned), a data processing organization. Also at June 30, 1999, Rushmore Bank & Trust owns 99% of Ameriloan, LLC, a loan origination company, which is currently inactive.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents and cash flows:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans (other than those originated for resale), deposits, federal funds purchased and securities sold under agreements to repurchase are reported net.

Trust assets:

Assets of the trust departments of the Company's subsidiaries, other than trust cash on deposit at that bank, are not included in these financial statements because they are not assets of the Company.

Securities available for sale:

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings. Declines in the fair value of individual securities classified as available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

Loans receivable:

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for loan losses.

The Company grants real estate, commercial, and consumer loans to customers primarily in South Dakota, Missouri and Iowa and has purchased loans primarily originated in surrounding states. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower. Collateral held varies, but includes accounts receivable, inventory, property and equipment, residential real estate, income-producing commercial properties and government guarantees.

Loans sold on the secondary market are sold on a prearranged basis. Loans held for sale are included in loans receivable and are stated at the lower of cost or market on an aggregate basis. Loans held for sale totaled $4,580,000 and $4,908,000 as of June 30, 1999 and 1998, respectively.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans receivable (continued):

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans receivable are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The amount of impairment, if any, and any subsequent changes are included in the provision for loan losses.

Interest on loans is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and interest income is generally not recognized on those loans until the principal balance has been collected.

A substantial portion of loan fees charged or received on the origination of mortgage loans are related to loans sold on the secondary market with servicing released and are recognized as income when received. Certain other loan fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees based upon the amount of a customer's line of credit and fees related to letters of credit are not significant and are recognized in income when received.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other real estate owned:

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, which establishes cost. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded if necessary. OREO is included in other assets in the accompanying consolidated balance sheets.

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                                   Years
                                                              ---------------
Buildings and building improvements                                 3-50
Furniture and equipment                                             5-15



Cost in excess of net assets acquired:

Cost in excess of net assets acquired represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries and branches and is being amortized over periods of eleven to forty years using the straight-line method. Costs in excess of net assets acquired is net of accumulated amortization of $2,480,000 and $2,317,000 at June 30, 1999 and 1998, respectively.

Long-lived assets:

Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred compensation:

The net present value of payments expected to be made under deferred compensation agreements is being accrued over the respective employees' expected employment service period.

Earnings per common share:

Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $152,000 in each of the years ended June 30, 1999, 1998 and 1997, reduced the earnings available to common stockholders in the computation.

Operating segments:

The Company has adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its consolidated financial statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments as presented in Note 18:

CARRYING AMOUNTS APPROXIMATE FAIR VALUES for the following instruments:

       Cash and due from banks
       Federal funds sold
       Certificates of deposit
       Securities available for sale
       Variable rate loans that reprice frequently where no
         significant change in credit risk has occurred
       Accrued interest receivable
       Variable rate money market deposit accounts and deposits
         payable on demand
       Federal funds purchased and securities sold under agreements to repurchase
       Notes payable with a variable interest rate
       Accrued interest payable

DISCOUNTED CASH FLOWS using interest rates currently being offered on instruments with similar terms and with similar credit quality:

       All loans except variable rate loans described above
       Fixed rate time certificates
       Notes payable with a fixed interest rate

FEES CURRENTLY BEING CHARGED for similar instruments, taking into account the remaining terms of the agreements and the counterparties' credit standing:

      Off-balance sheet instruments:
        Letters of credit
        Commitments to extend credit

Emerging accounting standards:

The FASB has issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement, as amended by FASB Statement No. 137, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. Management does not believe the application of this Statement to transactions of the Company and its banking subsidiaries that have been typical in the past will materially affect the Company's financial position and results of operations.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2.  CHANGES IN MINORITY INTEREST AND BUSINESS COMBINATION

In March 1999, the Company acquired 67 shares (.7%) of the common stock of F&M Bank for $151,621 in cash from a minority shareholder. The transaction is accounted for as a purchase.

On March 27, 1998, the Company acquired all of the outstanding shares of First Savings & Loan Association of South Dakota, Inc. (First Savings & Loan) for $2,287,254 in cash and incurred other acquisition costs of $35,408. The excess of the acquisition cost over the fair value of the net assets acquired of $327,184 is being amortized over eleven years using the straight-line method. The acquisition has been accounted for as a purchase and results of operations of First Savings & Loan since the date of acquisition are included in the consolidated financial statements. Concurrent with the purchase, First Savings & Loan was merged into the Company's subsidiary, F&M Bank.

A summary of the fair value of net assets acquired and net cash and cash equivalents paid (in thousands) is as follows:


Assets acquired                                                          $         16,999
Liabilities assumed                                                                14,676
                                                                          ---------------
     Net assets acquired                                                 $          2,323
                                                                          ---------------
                                                                          ---------------

Cost of net assets acquired                                              $          2,323
Less cash and cash equivalents acquired                                             1,182
                                                                          ---------------
     Net cash and cash equivalents paid for cash flow purposes           $          1,141
                                                                          ---------------
                                                                          ---------------

Unaudited proforma consolidated results of operations for the years ended June 30, 1998 and 1997 as though First Savings & Loan had been acquired as of July 1, 1996 (in thousands, except per share amounts) follows:


                                                             YEARS ENDED JUNE 30,
                                                      -----------------------------------
                                                            1998                1997
                                                      ----------------    ---------------
Interest income                                        $    43,154         $    38,545
Net income                                                   5,906               5,179
Basic earnings per common share                              80.14               69.98


In November 1996, the Company sold 106 shares (1.15%) of the common stock of F&M Bank to a key employee for $197,914 in cash, and in March, 1998, sold an additional 46 shares (.5%) to this same employee for $113,425 in cash.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company's banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve Bank based on a percentage of deposits. The total requirement was approximately $3,727,000 and $3,253,000 at June 30, 1999 and 1998, respectively.

NOTE 4.  SECURITIES AVAILABLE FOR SALE

Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are summarized as follows:

                                                                  JUNE 30, 1999 (IN THOUSANDS)
                                         ------------------------------------------------------------------------------
                                                                      GROSS               GROSS
                                               AMORTIZED           UNREALIZED           UNREALIZED            FAIR
                                                  COST                GAINS               LOSSES             VALUE
                                         -------------------  ------------------  -------------------  ----------------
U.S. TREASURY SECURITIES                  $         8,998       $       15           $      (9)          $    9,004

U.S. GOVERNMENT AGENCIES AND
    CORPORATIONS, INCLUDING
    MORTGAGE-BACKED SECURITIES                     65,187              177                (895)              64,469

STATES AND POLITICAL SUBDIVISION
    SECURITIES                                     10,691              101                (195)              10,597

CORPORATE DEBT SECURITIES                           4,997               18                  (8)               5,007

STOCK IN FEDERAL HOME LOAN
    BANK                                            2,063                -                   -                2,063

                                         -------------------  ------------------  ------------------- ----------------
                                          $        91,936       $      311           $  (1,107)          $    91,140
                                         -------------------  ------------------  ------------------- ----------------
                                         -------------------  ------------------  ------------------- ----------------


                                                                  JUNE 30, 1998 (IN THOUSANDS)

                                         -----------------------------------------------------------------------------
                                                                      GROSS               GROSS
                                               AMORTIZED           UNREALIZED          UNREALIZED            FAIR
                                                  COST                GAINS              LOSSES              VALUE
                                         ------------------   -----------------   -----------------    --------------
U.S. Treasury securities                  $      12,175         $      50          $      (1)           $   12,224

U.S. Government agencies and
    corporations, including
    mortgage-backed securities                   52,470               516                (96)               52,890

States and political subdivision
    securities                                   12,592               186                (81)               12,697

Corporate debt securities                            94                 -                  -                    94

Stock in Federal Home Loan
    Bank                                          1,606                 -                  -                 1,606
                                         --------------------  -----------------  ---------------    -------------
                                          $      78,937         $     752          $    (178)           $   79,511
                                         --------------------  -----------------  ---------------    -------------


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 4.  SECURITIES AVAILABLE FOR SALE (CONTINUED)

No ready market exists for the Federal Home Loan Bank stock, and it has no quoted market value. For disclosure purposes, this stock is assumed to have a fair value which is equal to cost.

The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 1999, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                         AMORTIZED
                                                            COST            FAIR VALUE
                                                   -----------------   ---------------
Due in one year or less                             $      8,976          $   8,996
Due after one year through five years                     10,082             10,073
Due after five years through ten years                     6,114              5,982
Due after ten years                                        8,258              8,227
Mortgage-backed securities                                56,443             55,799
                                                   ----------------    ---------------
                                                    $     89,873          $  89,077
                                                   ----------------    ---------------
                                                   ----------------    ---------------



Proceeds from sales of securities available for sale were $2,004,062, $11,385,932 and $25,772,903 for the years ended June 30, 1999, 1998 and 1997, respectively. Gross gains of $26,697, $194,849 and $262,788 and gross losses of none, $15,698 and $3,858 were realized on those sales for the years ended
June 30, 1999, 1998, and 1997 respectively.

Securities with an amortized cost of approximately $63,992,000 and $56,421,000 at June 30, 1999 and 1998, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 4.     SECURITIES AVAILABLE FOR SALE (CONTINUED)

The components of other comprehensive income - net change in unrealized gain
(loss) on securities available for sale (in thousands) are as follows:


                                                                              YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------
                                                                1999              1998               1997
                                                         ------------------ ----------------  ----------------
Unrealized holding gain (loss) arising
   during the period                                        $  (1,343)         $   547          $     987

Less reclassification adjustment for net
   gains realized in net income                                   (27)            (179)              (259)
                                                          ----------------- ----------------  -----------------
      Net change in unrealized gain (loss) before
         income taxes                                          (1,370)             368                728
Income (taxes) benefit                                            475             (126)              (263)
Minority interest in unrealized gains (losses)                     23               (9)                (7)
                                                         ------------------- ---------------- -----------------
      Other comprehensive income - net change
         in unrealized gain (loss) on securities            $    (872)         $   233                458
                                                         ------------------- ---------------- -----------------
                                                         ------------------- ---------------- -----------------


NOTE 5.  LOANS RECEIVABLE

The composition of net loans receivable (in thousands) is as follows:


                                                                                          JUNE 30,

                                                                           --------------------------------------
                                                                                   1999                1998
                                                                           -----------------   -----------------
Commercial and agricultural                                                $     304,632         $   209,387
Real estate loans                                                                 90,789             129,761
Loans to individuals                                                              75,579              58,205
Other loans                                                                        2,455              11,531
                                                                           -----------------  -----------------
                                                                                 473,455             408,884
                                                                           -----------------  -----------------

Deduct:
    Allowance for loan losses                                                      6,020               5,599
    Unearned net loan fees                                                           465                 414
                                                                           -----------------  -----------------
                                                                                   6,485               6,013
                                                                           -----------------  -----------------
                                                                           $     466,970             402,871
                                                                           -----------------  -----------------


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 5.     Loans Receivable (Continued)

Loans guaranteed by agencies of the U.S. government totaled $18,510,631 and $19,868,098 at June 30, 1999 and 1998, respectively.

Certain real estate mortgage loans are sold on the secondary market on a prearranged basis. The loans are sold without recourse, except for limited recourse during the first four months after the sale. The Company has experienced no losses on these recourse sales during 1999, 1998 or 1997.

Information about impaired loans (in thousands) is as follows:

                                                                    AS OF AND FOR THE YEAR
                                                                         ENDED JUNE 30,
                                                               -----------------------------------

                                                                     1999              1998
                                                               ----------------  ---------------
Loans receivable for which there is a related
   allowance for loan losses                                   $     2,423          $   2,104

Other impaired loans                                                     -                  -
                                                               ----------------  ---------------
      Total impaired loans                                     $     2,423          $   2,104


Related allowance for loan losses                              $       269          $     164
Average monthly balance of impaired loans
   (based on month-end balances)                                     2,183              2,670
Interest income recognized on impaired loans                            81                127


Past due and nonaccrual and restructured loans (in thousands)are as follows:

                                                                          JUNE 30,
                                                               ------------------------------------
                                                                     1999              1998
                                                               -----------------  -----------------
Outstanding principal balance of accruing
   loans having payment delinquent by more
   than ninety days                                            $     1,016          $  1,484

Loans on which the accrual of interest has
    been discontinued or reduced                                     5,587             6,523


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 5.     LOANS RECEIVABLE (CONTINUED)

Changes in the allowance for loan losses (in thousands) are as follows:



                                                                         Years ended June 30,
                                                                 ---------------------------------
                                                                  1999         1998        1997
                                                                ---------   --------   ---------
Balance, beginning                                               $5,599       $5,803     $4,790

Provision charged to operating expense                            1,333        1,374      1,233
Business acquisition (Note 2)                                         -          129          -
Recoveries of amounts charged off                                   147          224        407
                                                                 --------   ---------   ---------
                                                                  7,079        7,530      6,430
Amounts charged off                                              (1,059)      (1,931)    (1,026)
                                                                 ---------    --------   --------
Balance, ending                                                  $6,020       $5,599     $5,404
                                                                ---------    ---------   --------
                                                                ---------    ---------   --------


NOTE 6.  PREMISES AND EQUIPMENT

The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:


                                                                           June 30,
                                                                  ----------------------
                                                                    1999          1998
                                                                  ---------     --------
Land                                                              $ 2,856        $ 2,491
Buildings and building improvements                                 9,568          7,686
Furniture and equipment                                             6,834          5,757
                                                                  ---------     --------
                                                                   19,258         15,934
Less accumulated depreciation                                       6,590          5,621
                                                                  ---------     --------
                                                                  $12,668        $10,313
                                                                  ---------     --------
                                                                  ---------     --------


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 7.  DEPOSITS

The composition of deposits (in thousands) is as follows:



                                                                            June 30,
                                                                  ----------------------
                                                                     1999        1998
                                                                  ---------     --------
Noninterest bearing demand                                       $ 49,934       $ 47,315
NOW accounts, money market and savings                            145,972        133,626
Time certificates, $100,000 or more                                83,551         57,883
Other time certificates                                           227,452        211,966
                                                                  ---------     --------
                                                                 $506,909       $450,790
                                                                  ---------     --------
                                                                  ---------     --------


At June 30, 1999, the scheduled maturities of time certificates (in thousands) are as follows:


Year ending June 30,
2000                                                                           $ 234,799
2001                                                                              39,148
2002                                                                              27,098
2003 - 2004                                                                        9,073
2005 and thereafter                                                                  885
                                                                              -----------
                                                                               $ 311,003
                                                                              -----------
                                                                              -----------


NOTE 8. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
        REPURCHASE

Federal funds purchased totaled $3,925,000 and $700,000 at June 30, 1999 and 1998, respectively.

Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date, totaled $15,851,819 and $18,087,531 at June 30, 1999 and 1998, respectively. The mortgage-backed securities underlying the agreements had an amortized cost of approximately $19,169,000 and $21,857,000, and fair value of approximately $19,062,000 and $22,037,000 at June 30, 1999 and 1998, respectively. The securities are held by the Company. The maximum month-end balance of the agreements was $21,900,784, $22,278,990 and $20,145,289, they had an average balance of $19,737,173, $19,197,839 and
$17,783,026 and an average interest rate of 4.4%, 4.8% and 4.7% for the years ended June 30, 1999, 1998 and 1997, respectively.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 9.   NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                        June 30,
                                                            --------------------------
                                                               1999            1998
                                                            ---------        ---------
Notes payable to bank (a)                                  $ 11,695         $ 12,957
Notes payable to Federal Home Loan Bank, interest
rates from 4.23% to 6.9% and maturity dates from
July 1999 to December 2013, secured by real estate
loans and Federal Home Loan Bank stock                       25,989           24,500
Notes payable to Federal Reserve Bank, consisting of
treasury, tax and loan deposits, due on demand                1,250            1,800
Other                                                            90               45
                                                           ---------        -----------
                                                           $ 39,024         $ 39,302
                                                           ---------        -----------
                                                           ---------        -----------



(a) The Company has loan agreements with US Bank, N.A. The balances are due in annual principal payments totaling $1,175,000 through July, 2000 with balloon payments due on July 31, 2000 and 2001. Interest on the balance is due quarterly at either the lender's reference rate, the CD rate plus 2% per annum (6.93% at June 30, 1999), or the Eurodollar rate plus 2% per annum, at the option of the Company. The loans are secured by stock in the subsidiary banks. The majority stockholder of the Company has guaranteed the loans. The loan agreements require the Company and its banking subsidiaries, among other provisions, to maintain certain capital ratios.

As of June 30, 1999, notes payable are due or callable (whichever is earlier) as follows (in thousands):


Year ending June 30,
2000                                                                       $ 16,343
2001                                                                         14,194
2002                                                                          3,526
2003                                                                          4,527
2004                                                                             74
Thereafter                                                                      360
                                                                           --------
                                                                           $ 39,024
                                                                           --------
                                                                           --------


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 10.  INCOME TAX MATTERS

The provision for income taxes charged to operations consists of the following (in thousands):

                                                           Years Ended June 30,
                                                    --------------------------------
                                                      1999        1998        1997
                                                    --------    --------    --------
Currently paid or payable:
   Federal                                          $ 3,559     $ 2,816     $ 2,178
   State                                                580         454         345
Deferred (benefit)                                     (125)       (146)       (257)
                                                    --------    --------    --------
                                                    $ 4,014     $ 3,124     $ 2,266
                                                    --------    --------    --------
                                                    --------    --------    --------


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following (in thousands):

                                                          Years Ended June 30,
                                                     ---------------------------------
                                                      1999         1998          1997
                                                     --------      --------      ------
Computed "expected" tax expense                      $ 3,926      $ 3,245       $ 2,681

Increase (decrease) in income taxes resulting from:
   Benefit of income taxed at lower rates               (112)         (93)          (76)
   Tax exempt interest income                           (289)        (297)         (276)
   State income tax, net of federal benefit              383          300           264
   Tax law change on pre-1988 allowance for
     loan losses of converted savings bank                 -            -          (368)
Other                                                    106          (31)           41
                                                     --------      --------      ------
                                                     $ 4,014      $ 3,124       $ 2,266
                                                     --------      --------      -------
                                                     --------      --------      -------


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 10.       INCOME TAX MATTERS (CONTINUED)

Net deferred tax assets (liabilities) (in thousands) consist of the following components:



                                                                     June 30,
                                                          ----------------------------
                                                             1999               1998
                                                            --------          --------
Deferred tax assets:
   Allowance for loan losses                                $ 1,587           $  1,424
   Securities available for sale                                277                  -
   Deferred compensation                                        136                130
   Accrued expenses                                               -                 58
   Other                                                         70                102
                                                            --------          --------
                                                              2,070              1,714
                                                            --------          --------

Deferred tax liabilities:
Premises and equipment                                         (733)              (783)
Securities available for sale                                     -               (279)
Other assets                                                   (389)              (417)
Other                                                          (224)              (153)
                                                            --------          --------
                                                             (1,346)            (1,632)
                                                            --------          --------
                                                              $ 724               $ 82
                                                            --------          --------
                                                            --------          --------


In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets. The deferred tax asset amounts above include no valuation allowance.

Retained earnings at June 30, 1999 includes approximately $1,107,000 related to the pre-1988 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized. If the Company no longer qualifies as a bank or in the event of a liquidation of the Company, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $376,000 at June 30, 1999.

NOTE 11. DEFERRED COMPENSATION

The Company has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior death or disability. The level of payments is dependent upon the Company's earnings during employment. The net present value of the payments is being accrued over the respective employees' expected employment service period. Deferred compensation charged to expense during the years ended June 30, 1999, 1998 and 1997 was $117,788, $61,884 and $40,112, respectively, with a total amount accrued as of June 30, 1999 and 1998 of $388,588 and $342,849, respectively.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 12.  PROFIT-SHARING PLAN

The Company participates in a multiple employer 401(k) profit sharing plan (the
Plan). All employees are eligible to participate beginning with the first eligibility date following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $265,526, $245,854 and $247,081 to the Plan for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 13.   REGULATORY RESTRICTIONS

The Company and its bank subsidiaries are subject to certain restrictions on the amount of dividends which may be declared without prior regulatory approval and are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 1999.

The most recent notifications from the regulatory agencies categorize each of the Company's bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the category.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
NOTE 13.    REGULATORY RESTRICTIONS (CONTINUED)

Actual capital amounts and ratios are also presented in the following tables (amounts in thousands).


                                                                                                                TO BE WELL
                                                                                                               CAPITALIZED
                                                                                                               UNDER PROMPT
                                                                                FOR CAPITAL                   CORRECTIVE
                                                                                    ADEQUACY                      ACTION
                                                       ACTUAL                     PURPOSES (a)                PROVISIONS (a)
                                             -----------------------------------------------------------------------------------
                                                AMOUNT        RATIO          AMOUNT          RATIO        AMOUNT        RATIO
                                             ------------- ------------ ----------------  ----------- --------------- ----------
AS OF JUNE 30, 1999:
TOTAL CAPITAL (TO RISK-WEIGHTED
  ASSETS):
  CONSOLIDATED                               $   43,020          9.0%      $   38,175          8.0%            N/A        N/A
  CITIZENS BANK, MOUNT AYR                        7,608         11.3            5,378          8.0        $  6,723       10.0%
  CITIZENS BANK OF PRINCETON                      4,243         15.8            2,148          8.0           2,685       10.0
  F&M BANK                                       25,745         11.5           17,910          8.0          22,387       10.0
  RUSHMORE BANK & TRUST                          15,986         10.5           12,161          8.0          15,201       10.0

TIER I CAPITAL (TO RISK-WEIGHTED
  ASSETS:)
  CONSOLIDATED                                   37,055          7.8           19,088          4.0             N/A        N/A
  CITIZENS BANK, MOUNT AYR                        6,889         10.2            2,689          4.0           4,034        6.0
  CITIZENS BANK OF PRINCETON                      3,904         14.5            1,074          4.0           1,611        6.0
  F&M BANK                                       23,043         10.3            8,955          4.0          13,432        6.0
  RUSHMORE BANK & TRUST                          14,195          9.3            6,081          4.0           9,121        6.0

TIER I CAPITAL (TO AVERAGE ASSETS):
  CONSOLIDATED                                   37,055          6.2           24,095          4.0             N/A        N/A
  CITIZENS BANK, MOUNT AYR                        6,889          7.5            3,647          4.0           4,559        5.0
  CITIZENS BANK OF PRINCETON                      3,904         11.1            1,412          4.0           1,765        5.0
  F&M BANK                                       23,043          7.8           11,790          4.0          14,738        5.0
  RUSHMORE BANK & TRUST                          14,195          7.9            7,217          4.0           9,021        5.0



SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 13.    REGULATORY RESTRICTIONS (CONTINUED)


                                                                                                           To Be Well
                                                                               For Capital             Capitalized Under
                                                                                Adequacy               Prompt Corrective
                                                     Actual                   Purposes (a)             Action Provisions (a)
                                              -------------------------------------------------------------------------------
                                                Amount       Ratio         Amount        Ratio         Amount         Ratio
                                              ------------- ---------  --------------- --------  ----------------  ----------
As of June 30, 1998:
  Total capital (to risk-weighted
    assets):
    Consolidated                            $ 35,341         8.8%       $ 32,118         8.0%           N/A            N/A
    Citizens Bank, Mount Ayr                   7,324        12.4           4,740         8.0         $ 5,926          10.0%
    Citizens Bank of Princeton                 3,974        16.1           1,976         8.0           2,470          10.0
    F&M Bank                                  21,537        11.0          15,663         8.0          19,579          10.0
    Rushmore Bank & Trust                     13,226        10.8           9,797         8.0          12,246          10.0

  Tier I capital (to risk-weighted
    assets:)
    Consolidated                              30,323         7.6          16,059         4.0            N/A          N/A
    Citizens Bank, Mount Ayr                   6,664        11.2           2,372         4.0           3,557         6.0
    Citizens Bank of Princeton                 3,662        14.8             988         4.0           1,482         6.0
    F&M Bank                                  20,267        10.4           7,826         4.0          11,739         6.0
    Rushmore Bank & Trust                     11,840         9.6           4,912         4.0           7,369         6.0

  Tier I capital (to average assets):
    Consolidated                                30,323         5.6          21,731         4.0            N/A         N/A
    Citizens Bank, Mount Ayr                     6,664         8.0           3,353         4.0           4,191         5.0
    Citizens Bank of Princeton                   3,662        10.3           1,426         4.0           1,783         5.0
    F&M Bank                                    20,267         8.2           9,953         4.0          12,441         5.0
    Rushmore Bank & Trust                       11,840         7.6           6,232         4.0           7,790         5.0


(a) The amounts and ratios are minimums under the regulations. Prompt corrective action provisions only apply to the bank subsidiaries.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 14. MERGER OF DECATUR CORPORATION AND SPECTRUM BANCORPORATION, INC.

On May 31, 1999, Decatur Corporation (Decatur) issued 61,063 shares of its common stock in exchange for all outstanding common stock of Spectrum Bancorporation, Inc. (Spectrum). Decatur simultaneously changed its name to Spectrum Bancorporation, Inc. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities.

The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements (in thousands) are summarized below.


                                                                  Years Ended June 30,
                                                                    1998        1997
                                                                 -----------------------
Interest income:
Decatur Corporation and Subsidiaries                             $ 9,103      $ 9,293
Spectrum Bancorporation, Inc. and Subsidiaries                    32,802       27,851
                                                                 --------     --------
Combined                                                         $41,905      $37,144
                                                                 --------     --------
                                                                 --------     --------
Net income:
Decatur Corporation and Subsidiaries                             $1,198        $1,328
Spectrum Bancorporation, Inc. and Subsidiaries                    4,737         3,905
Intercompany dividend income                                       (100)         (100)
                                                                 --------     --------
Combined                                                        $ 5,835       $ 5,133
                                                                 --------     --------
                                                                 --------     --------


Prior to the combination, Decatur's fiscal year ended December 31. In recording the combination, Decatur's financial statements for the twelve months ended June 30, 1999 and 1998 were combined with Spectrum's financial statements for the same period. For 1997, financial statements for Decatur's fiscal year ended December 31, 1997 were combined with Spectrum's fiscal year ended June 30, 1997. Decatur's unaudited results of operations for the six months ended December 31, 1997 included interest income of $4,513,000, net income of $575,032, dividends paid of $36,000, and other comprehensive loss of $16,000. An adjustment has been made to stockholders' equity as of June 30, 1998 to eliminate the effect of including Decatur's results of operations for the six months ended December 31, 1997 in both the years ended June 30, 1998 and 1997.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. STOCK PURCHASE AND REDEMPTION AGREEMENT

The Company has entered into a stock purchase agreement with one of the stockholders of F&M Bank under which the Company has the right of first refusal to purchase 152 shares of common stock of F&M Bank offered for sale by the stockholder at a specified price. In addition, the Company has agreed to purchase the shares upon the death or termination of employment of the shareholder, and obligates the estate or shareholder to sell such shares. If the purchase occurred on June 30, 1999, the total purchase price would be approximately $411,000. This redemption price exceeds the recorded amount of the related minority interest in that subsidiary by approximately $55,000.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments (in thousands) is as follows:


                                                                 June 30,
                                                     ------------------------------
                                                        1999                1998
                                                     ---------------  -------------
Commitments to extend credit                         $ 88,958         $   70,640
Letters of credit                                      $1,177             $1,051


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.

Construction in progress:

The Company has entered into contracts to complete construction of an addition to a location and to remodel a location. Total estimated costs to complete these projects is approximately $3,614,000 at June 30, 1999. Construction in progress of approximately $362,000 as of June 30, 1999 is included in premises and equipment in the accompanying consolidated balance sheet. In July 1999, the Company agreed to purchase a commercial condominium unit for a new location, for a purchase price of $1,485,000.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 16.    COMMITMENTS AND CONTINGENCIES  (Continued)

Contingencies:

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Financial instruments with concentration of credit risk by geographic location:

A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the economy in northern Missouri, southern Iowa and South Dakota. Although the Company's loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.

NOTE 17.  TRANSACTIONS WITH RELATED PARTIES

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with stockholders, directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Total loans to related parties were approximately $7,372,000 and $5,540,000 at June 30, 1999 and 1998, respectively. The Company had participation loans sold of approximately $9,877,000 and $3,978,000 and participations loans purchased of approximately $20,026,000 and $19,150,000 at June 30, 1999 and 1998,
respectively, with other banks partially owned by a stockholder of the Company. These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The estimated fair values of the Company's financial instruments (in thousands) are as follows:


                                                                                   June 30,
                                                      ------------------------------------------------------------------
                                                                  1999                                 1998
                                                      ------------------------------       -----------------------------
                                                         CARRYING           FAIR            CARRYING             FAIR
                                                          AMOUNT            VALUE            AMOUNT              VALUE
                                                      -----------         ----------       ----------        ----------
Financial Assets
  Cash and due from banks                              $  18,389           $  18,389        $  19,019         $  19,019
  Federal funds sold                                       7,255               7,255           21,785            21,785
  Certificates of deposit                                    792                 792            2,008             2,008
  Securities                                              91,140              91,140           79,511            79,511
  Loans receivable                                       466,970             468,102          402,871           403,976
  Accrued interest receivable                              5,775               5,775            5,323             5,323


Financial Liabilities
  Deposits                                               506,909             508,866          450,790           452,233
  Federal funds purchased and securities
    sold under agreements to repurchase                   19,777              19,777           18,788            18,788
  Notes payable                                           39,024              38,814           39,302            39,323
  Accrued interest payable                                 4,461               4,461            4,031             4,031


The estimated fair value of commitments to extend credit and letters of credit at June 30, 1999 and 1998 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 1999 and 1998.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 19. CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

The following presents condensed parent company only financial statements for Spectrum Bancorporation, Inc.

                                            Condensed Balance Sheets
                                                  (in thousands)

                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                   1999                1998
                                                                                ---------            ---------
Assets
  Cash and due from banks                                                        $     18             $    223
  Investment in subsidiaries                                                       47,198               42,782
  Other assets                                                                      2,057                1,794
                                                                                ---------             --------
    Total assets                                                                 $ 49,273             $ 44,799
                                                                                ---------             --------
                                                                                ---------             --------
Liabilities
  Notes payable                                                                  $ 11,740             $ 12,958
  Accounts payable and accrued liabilities                                            336                  293
                                                                                ---------             --------
    Total liabilities                                                              12,076               13,251
                                                                                ---------             --------

Stockholders' Equity
  Preferred stock                                                                   1,700                1,700
  Common stock                                                                         72                   72
  Additional paid-in capital                                                        1,654                1,659
  Retained earnings                                                                34,276               27,750
  Accumulated other comprehensive income (loss)                                      (505)                 367
                                                                                ---------             --------
    Total stockholders' equity                                                     37,197               31,548
                                                                                ---------             --------
    Total liabilities and stockholders' equity                                  $  49,273             $ 44,799
                                                                                ---------             --------
                                                                                ---------             --------

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 19. CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)


                                     Condensed Statements of Income
                                             (in thousands)


                                                                                   YEARS ENDED JUNE 30,
                                                                        ---------------------------------------
                                                                           1999            1998            1997
                                                                        --------        --------        -------
Income:
  Dividends received from subsidiaries                                   $ 2,479         $ 2,087         $  993
  Other                                                                       85             111            145
  Interest                                                                     9              11             13
                                                                        --------         -------        -------
    Total income                                                           2,573           2,209          1,151
                                                                        --------         -------        -------

Expense:
  Salaries and employee benefits                                              67              81            104
  Interest                                                                   905             951            921
  Other                                                                      243             232            192
                                                                        --------         -------        -------
    Total expenses                                                         1,215           1,264          1,217
                                                                        --------         -------        -------
  Income (loss) before income tax (benefit) and equity
    in undistributed income of subsidiaries                                1,358             945            (66)
  Income tax (benefit)                                                      (352)           (362)          (349)
                                                                        --------         -------        -------
  Income before equity in undistributed income of
    subsidiaries                                                           1,710           1,307            283
  Equity in undistributed income of subsidiaries                           5,135           4,528          4,850
                                                                        --------         -------         ------
Net income                                                               $ 6,845         $ 5,835        $ 5,133
                                                                        --------         -------        -------
                                                                        --------         -------        -------

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 19. CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)


                                     Condensed Statements of Cash Flows
                                             (in thousands)

                                                                                   YEARS ENDED JUNE 30,
                                                                        ----------------------------------------
                                                                           1999            1998            1997
                                                                        --------        --------        --------

Cash flows from operating activities:
  Net income                                                             $ 6,845         $  5,835        $  5,133
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and other                                                    54               43              23
    Equity in undistributed income of subsidiaries                        (5,135)          (4,528)         (4,850)
  Changes in deferrals and accruals:
    Other assets                                                            (317)            (104)           (207)
    Accounts payable and accrued liabilities                                  43              120             133
                                                                         -------         --------        --------
      Net cash provided by operating activities                            1,490            1,366             232
                                                                         -------         --------        --------

Cash flows from investing activities:
  Other                                                                       --               --             (52)
  Business acquisition                                                        --           (2,321)             --
                                                                         -------         --------        --------
      Net cash (used in) investing activities                                 --           (2,321)            (52)
                                                                         -------         --------        --------

Cash flows from financing activities:
  Proceeds from notes payable                                                145            2,188              --
  Payments on notes payable                                               (1,363)          (1,065)         (1,015)
  Proceeds from sale (purchase) of minority interest                        (153)             113             198
  Dividends paid                                                            (252)            (152)           (152)
  Stock purchased for retirement                                             (72)             (55)             --
                                                                         -------         --------        --------
      Net cash provided by (used in) financing activities                 (1,695)           1,029            (969)
                                                                         -------         --------        --------
Net increase (decrease) in cash                                             (205)              74            (789)
Cash at beginning of period                                                  223              149             953
                                                                         -------         --------        --------
Cash at end of period                                                    $    18         $    223        $    164
                                                                         -------         --------        --------
                                                                         -------         --------        --------


SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except earnings per share data)


                                                                        YEAR ENDED JUNE 30, 1999
                                                      ----------------------------------------------------------
                                                         First           Second          Third            Fourth
                                                      ----------        ---------       --------         --------
Total interest income                                  $  11,399         $ 10,907       $ 11,771         $ 12,196
Net interest income                                        5,535            5,017          6,120            6,445
Provision for losses on loans                                224              279            379              451
Net income                                                 1,689            1,570          1,789            1,798
Basic earnings per common share                            23.02            21.36          24.41            24.55


                                                                        YEAR ENDED JUNE 30, 1998
                                                      ----------------------------------------------------------
                                                         First           Second          Third            Fourth
                                                      ----------        ---------       --------         --------
Total interest income                                  $  10,248        $  10,498       $ 10,441         $ 10,718
Net interest income                                        5,042            5,057          4,990            5,056
Provision for losses on loans                                490              395            220              269
Net income                                                 1,399            1,379          1,539            1,518
Basic earnings per common share                            18.94            18.67          20.91            20.63


NOTE 21. SUBSEQUENT EVENT

Effective August 18, 1999 and August 25, 1999, the Company capitalized Spectrum Capital Trust I by investing $630,930 for 100% of the outstanding common securities of this trust. On these dates, the Trust issued $20,400,000 of 10% cumulative preferred securities which were sold on the public market. The consolidated financial statements of the Company will include the accounts of the Trust for future reporting periods.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of Spectrum and their respective ages and positions as of the date of this report are as follows:


            NAME                 AGE          POSITION WITH SPECTRUM              POSITION WITH SUBSIDIARY
            ----                 ---          ----------------------              ------------------------
Deryl F. Hamann                  66       Chairman of the Board, CEO and    Chairman and Director of F&M Bank and
                                          Director                          Rushmore Bank & Trust


            NAME                 AGE          POSITION WITH SPECTRUM              POSITION WITH SUBSIDIARY
            ----                 ---          ----------------------              ------------------------
Daniel A. Hamann                 40       President and Director            Chairman and Director of Citizens
                                                                            Bank, Mount Ayr, and Citizens Bank of
                                                                            Princeton; Vice Chairman and Director
                                                                            of F&M Bank; Vice Chairman and
                                                                            Director of Rushmore Bank & Trust;
                                                                            Chairman and Director of Spectrum
                                                                            Banc Service Corporation

Thomas B. Fischer                52      Senior Vice President and          None
                                         Director

Daniel J. Brabec                 40      Vice President and Director        Director of Rushmore Bank & Trust

W. Eric Bunderson                42      Vice President, Assistant          None
                                         Secretary and Director

John L. Kopecky                  45      Vice President, Chief Financial    None
                                         Officer, Secretary and
                                         Treasurer

Deryl F. Hamann is the father of Daniel A. Hamann and the father-in-law of Daniel J. Brabec and W. Eric Bunderson. All directors of Spectrum hold office until the next meeting of stockholders or until their successors are elected and qualified.

DERYL F. HAMANN. Mr. Hamann has been Chairman or President and CEO of Spectrum since 1971. He has been President and Director of Farmers & Merchants Investment Co. since 1974, which merged into an acquired company, changing its name to Spectrum Bancorporation, Inc. in 1996, and merged into Spectrum on May 31, 1999. He also serves as Chairman or President of two affiliated bank holding companies, Great Western Securities, Inc. and Citizens Corporation, and as Chairman of the Executive Committee of Great Western Bank, Omaha, Nebraska. He is Chairman and President of the affiliated Spectrum Life Insurance Company, an Arizona reinsurance company. He is Chairman of the affiliated Spectrum Financial Services, Inc. He is a partner in the Omaha, Nebraska law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim.

DANIEL A. HAMANN. Mr. Daniel Hamann has been President of Spectrum since 1996 and served as Vice President of Spectrum from 1992 to 1996. He is Chairman and Director of Citizens Bank, Mount Ayr and Citizens Bank of Princeton and Vice Chairman of F&M Bank and Rushmore Bank & Trust. He is Vice President and Director of the affiliated Spectrum Life Insurance Company. He is Chairman and Director of the affiliated Citizens Bank, Chariton, Iowa and of Spectrum's banks' subsidiary, Spectrum Banc Service Corporation.

THOMAS B. FISCHER. Mr. Fischer is President of Spectrum Financial Services, Inc. an affiliate of Spectrum. He has held this position since May of 1996. In 1997, he was elected Senior Vice President and Director of Spectrum. From 1992 to 1996, Mr. Fischer was Vice President, General Counsel, and Secretary of FirsTier Financial, Inc., a multi-bank holding company headquartered in Omaha, Nebraska.

DANIEL J. BRABEC. Mr. Brabec has served as Vice President of Spectrum since 1992. Mr. Brabec served as Executive Vice President and Director of Rushmore Bank & Trust from 1993 until July 1999, when he resigned to assume expanded duties with Spectrum.

W. ERIC BUNDERSON. Mr. Bunderson has served since 1994 as a Commercial Real Estate Loan Officer and since 1999 as Assistant Vice President at Great Western Bank, an affiliate of Spectrum.

JOHN L. KOPECKY. Mr. Kopecky became Vice President-Chief Financial Officer of Spectrum in September 1998. Mr. Kopecky was Executive Vice President-Chief Financial Officer for the Thompson Banks in Kansas City from 1990 to 1998. Mr. Kopecky is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

The following table presents the cash compensation paid by Spectrum and its subsidiaries to its Chief Executive Officer, the only named executive officer, for the years 1996 through 1998. No other executive officer of Spectrum received compensation from Spectrum exceeding $100,000 for these years.



                                                                                    ALL OTHER
       NAME AND PRINCIPAL POSITION                         YEAR      SALARY      COMPENSATION(1)
       ---------------------------                         ----      ------      ---------------

Deryl F. Hamann, Chairman and Chief Executive Officer      1999      $251,485         $6,800
                                                           1998       292,750          5,434
                                                           1997       335,450          4,913

------------------------
(1) Amounts represent 401(k) Plan employer contributions.

Spectrum does not have any compensatory stock option plan for its executive officers and directors. None of the directors or officers of Spectrum have any options, warrants or other similar rights to purchase securities of Spectrum.

Spectrum has no board committees at the holding company level except for an audit committee comprised of Daniel Brabec and Thomas Fischer.

INDEMNIFICATION

The articles of incorporation of Spectrum provide that the board of directors is authorized to indemnify, in the manner and to the extent provided by the Iowa Business Corporation Act, any person entitled to indemnification thereunder. Generally under Iowa law, any individual who is made a party to a proceeding because the individual is or was a director may be indemnified if the individual acted in good faith and had reasonable basis to believe that:
(1) in the case of conduct in the individual's official capacity with the corporation, that the individual's conduct was in the corporation's best interests; and (2) in all other cases, that the individual's conduct was at least not opposed to the corporation's best interest; and regarding any criminal proceedings, the individual had no reasonable cause to believe the individual's conduct was unlawful. Iowa law also extends such indemnification to officers, employees, and agents of the corporation and further provides that an Iowa corporation may advance expenses to a director, officer, employee, or agent of the corporation.

Iowa law also provides that an Iowa corporation may purchase and maintain insurance on behalf of an individual who is or was a director, officer, employee, or agent of the corporation, or who, while a director, officer, employee, or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, against liability asserted against or incurred by that individual in that capacity or arising from the individual's status as a director, officer, employee, or agent.

The indemnification and advancement of expenses provided by Iowa law are not exclusive of any other rights to which persons seeking indemnification or advancement of expenses are entitled under a provision in the articles of incorporation or bylaws, agreements, vote of stockholders or disinterested directors, or otherwise, both as to action in a person's official capacity and as to action in another capacity while holding office. However, such provisions, agreements, votes or other actions shall not provide indemnification for a breach of a director's duty of loyalty to the corporation or its stockholders, for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of the law, for a transaction from which the person seeking indemnification derives an improper personal benefit, or for liability for unlawful distributions.

Iowa law provides that a director is not liable for any action taken as a director, or any failure to take any action, as long as the director discharged his or her duties (1) in good faith, (2) with the care of an ordinarily prudent person in a like position would exercise under similar circumstances, and (3) in a manner the director reasonably believes to be in the best interests of the corporation.

There is no pending litigation or proceeding involving a director, officer, employee or other agent of Spectrum as to which indemnification is being sought. Spectrum is not aware of any other threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

PHANTOM STOCK AGREEMENTS

Spectrum's subsidiary banks have phantom stock agreements with four senior bank officers, including Daniel A. Hamann, Chairman of Citizens Bank, Mount Ayr. Cash amounts are accumulated for the officers based on their bank's performance, 50% by achieving certain annual growth rates in net income and 50% by achieving certain annual rates of return on assets. Accumulated amounts are payable to the officers over ten years beginning at age 65 or prior death or permanent disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table presents information regarding beneficial ownership of common stock of Spectrum as of September 24, 1999, by (1) each shareholder known by Spectrum to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Spectrum and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.


                                                                     SHARES
                                                                   BENEFICIALLY         PERCENTAGE
         NAME AND ADDRESS OF BENEFICIAL OWNER                        OWNED              OF CLASS
         ------------------------------------                      ------------         ----------
         Deryl F. Hamann .........................................   44,023(1)             61.5%
                1500 Woodmen Tower
                Omaha, NE 68102

         Daniel A. Hamann ........................................   20,780(2)             29.0%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         Esther Hamann Brabec ....................................   22,696(3)             31.7%
                14 East St. Joseph St.
                Rapid City, SD 57709

         Daniel J. Brabec ........................................      389(4)                *
                14 East St. Joseph St.
                Rapid City, SD 57709

-------------------

(1) Of this amount, an aggregate of 13,048 shares are held by four separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, Julie Hamann Bunderson, and Karl E. Hamann.

(2) Of this amount, 325 shares are owned by his revocable trust for which he serves as sole trustee, 175 shares are owned by his spouse, and an aggregate of 20,280 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Bunderson.

(3) Of this amount, 199 shares are owned by her revocable trust for which she serves as sole trustee, 389 shares are owned by her spouse, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Bunderson, and 1,828 shares are owned by her as trustee for Julie Hamann Bunderson's issue.

(4) Does not include shares beneficially owned by his spouse. Mr. Brabec disclaims beneficial ownership of such shares.

                                                                     SHARES
                                                                   BENEFICIALLY         PERCENTAGE
         NAME AND ADDRESS OF BENEFICIAL OWNER                         OWNED              OF CLASS
         ------------------------------------                      ------------         ----------
         Julie Hamann Bunderson ..................................    24,668(5)            34.4%
                6015 Northwest Radial Highway
                Omaha, NE 68104

         W. Eric Bunderson .......................................       423(6)              *
                6015 Northwest Radial Highway
                Omaha, NE 68104

         Thomas B. Fischer........................................          --               --
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         John L. Kopecky..........................................          --               --
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         All executive officers and directors as
          a group (six persons)                                       65,615               91.6%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spectrum's subsidiary banks purchase loan participations from, and sell loan participations to, Spectrum's affiliated banks, Great Western Bank, Omaha, Nebraska, and Citizens Bank, Chariton, Iowa, in the ordinary course of business. The participations are made on terms similar to those with unaffiliated parties. Approximate loan principal balances outstanding under the participations are summarized as follows:


               AFFILIATE LOAN PARTICIPATIONS                        AT JUNE 30, 1999             AT JUNE 30, 1998
               -----------------------------                        ----------------             ----------------
           Purchased by Spectrum's banks...............               $20,026,000                  $19,150,000
           Sold by Spectrum's banks....................                 7,372,000                    3,978,000


Deryl F. Hamann, Chairman, CEO and controlling stockholder of Spectrum, owns as trustee for the benefit of his children 50% of the common stock of Great Western Securities, Inc., a bank holding company for Great Western Bank, Omaha, Nebraska. An unrelated individual owns the remaining 50% common stock interest. Great Western Bank has ten banking locations in the Omaha, Nebraska metropolitan area. At June 30, 1999, it had total assets of $555,491,000, total deposits of $444,740,000 and total loans net of unearned fees of $395,264,000. Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Bunderson individually and Deryl F. Hamann as trustee for another of his children own all of the common stock of Citizens Corporation, a bank holding company for Citizens Bank, Chariton, Iowa. At June 30, 1999, it had total assets of $68,825,000, total deposits of $61,585,000 and total loans net of unearned fees of $49,168,000. Citizens Bank, Chariton has seven banking offices in Wayne and Lucas

-------------------

(5) Of this amount, 263 shares are owned by her revocable trust for which she serves as sole trustee, 423 shares are owned by her spouse, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 2,217 shares are owned by her as trustee for Esther Hamann Brabec's issue and 1,485 shares are owned by her as trustee for Daniel A. Hamann's issue.

(6) Does not include shares beneficially owned by his spouse. Mr. Bunderson disclaims beneficial ownership of such shares.

counties in southern Iowa. Those counties are adjacent to Decatur and Clarke counties in Iowa where Spectrum's subsidiary bank, Citizens Bank, Mount Ayr, has four banking offices. Wayne County, Iowa is adjacent to Mercer County, Missouri where Spectrum's subsidiary Citizens Bank of Princeton has a banking office.

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Spectrum. They are owned, directly or indirectly, by Deryl F. Hamann, individually or as trustee for the benefit of his children. Spectrum Life Insurance Company reinsures certain credit life, accident, health and unemployment insurance policies sold by Spectrum's subsidiary banks, its affiliated banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $227,440 during Spectrum's fiscal year ended June 30, 1999, and $134,078 for the year ended June 30, 1998, for assuming such reinsurance risks with respect to credit insurance originated by Spectrum's subsidiary banks. Spectrum's subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

In addition, Spectrum Financial Services receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit insurance originated by Spectrum's subsidiary banks was $69,761 during the fiscal year ended June 30, 1999, and $33,173 during the fiscal year ended June 30, 1998. Spectrum believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

An affiliate of Spectrum Financial Services places investment centers in banks, including Spectrum's subsidiary banks, its affiliated banks and unaffiliated banks. The investment centers engage in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees. The division of Spectrum Financial Services pays Spectrum's subsidiary banks lease rentals based on commissions generated. Gross commissions originated from Spectrum's subsidiary banks were $280,599 during Spectrum's fiscal year ended June 30, 1999, and $159,289 during the fiscal year ended June 30, 1998. Each Spectrum bank received approximately 25% of the amount of gross commissions generated from its leased space as rental. Spectrum believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

Prior to May of 1998, a subsidiary of Spectrum Financial Services provided investment management services to Spectrum's subsidiary banks, its affiliated banks and others. Spectrum's banks paid this subsidiary approximately $97,000 during Spectrum's fiscal year ended June 30, 1999, and $68,000 for the fiscal year ended June 30, 1998, for such services. Spectrum believes that these arrangements were on terms similar to those that would have been obtained from an unaffiliated party.

Spectrum's banks and its affiliate, Citizens Bank, Chariton, Iowa own all of the stock of Spectrum Banc Service Corporation. It provides data processing services and certain related services to the five banks on a break even basis. Spectrum believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

On May 31, 1999, Spectrum, which was then named Decatur Corporation, became the surviving corporation in a merger with two affiliated bank holding companies, Spectrum Bancorporation, Inc. and Rushmore Financial Services, Inc., which owned F & M Bank, Watertown, South Dakota, and Rushmore Bank & Trust, Rapid City, South Dakota. The Hamann family or their interests owned beneficially all of the stock of all parties to the merger. In the merger, the Hamann family or their interests received a total of 61,063 shares of common stock of Spectrum and 8,000 shares of 10% nonvoting, noncumulative perpetual preferred stock of Spectrum.

In 1995 Spectrum entered into a split dollar insurance agreement with Deryl
F. Hamann under which it pays an annual premium of $60,000 to purchase a policy on Mr. Hamann's life in the face amount of $1,000,000. Mr. Hamann is taxed on the economic benefit in accordance with Internal Revenue Service rules. The policy is owned by three of Mr. Hamann's children, Daniel A. Hamann, Esther Hamann Brabec, and Julie Hamann Bunderson, who have the right to designate beneficiaries, borrow on the security of the policy and to surrender the policy. They have assigned the death benefit under the policy to Spectrum as security for repayment of the amounts which Spectrum contributes toward the payment of the premiums due on the policy.

Deryl F. Hamann is a partner in the law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim, Omaha, Nebraska, counsel to Spectrum.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed with this report.

                  (1) See index to consolidated financial statements on page F-1 of this report.

                  (2) All supplemental schedules are omitted because of the
                      absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

                  (3) Exhibits

(a) (3) EXHIBITS

                                                                             REFERENCE TO
                                                                             PRIOR FILING               SEQUENTIAL
                                                                              OR EXHIBIT                PAGE NUMBER
                                                                                NUMBER                WHERE ATTACHED
    REGULATION S-K                                                             ATTACHED           EXHIBITS ARE LOCATED IN
    EXHIBIT NUMBER                         DOCUMENT                             HERETO             THIS FORM 10-K REPORT
          2             Agreement and Plan of Merger dated March 31,
                        1999, between Spectrum Bancorporation, Inc.,
                        Decatur Corporation and Rushmore Financial
                        Services, Inc.                                           (1)                  Not Applicable

          3.1           Articles of Amendment to Articles of
                        Incorporation of Spectrum Bancorporation, Inc.           (1)                  Not Applicable

          3.2           Bylaws of Spectrum Bancorporation, Inc.                  (1)                  Not Applicable

          4.1           Form of Subordinated Indenture dated August 18, 1999,    (1)                  Not Applicable
                        to be entered into between the Registrant and
                        Wilmington Trust Company, as Indenture Trustee.
          4.2           Form of Junior Subordinated Debenture.                   (1)                  Not Applicable

          4.3           Certificate of Trust of Spectrum Capital I.              (1)                  Not Applicable

          4.4           Trust Agreement of Spectrum Capital I dated
                        as of June 11, 1999.                                     (1)                  Not Applicable

          4.5           Form of Amended and Restated Trust Agreement
                        of Spectrum Capital I, dated August 18, 1999.            (1)                  Not Applicable

          4.6           Form of Preferred Security Certificate of
                        Capital 1.                                               (1)                  Not Applicable

          4.7           Form of Preferred Securities Guarantee
                        Agreement.                                               (1)                  Not Applicable

          4.8           Form of Agreement as to Expenses and
                        Liabilities.                                             (1)                  Not Applicable

         10.3           Agreement for Advances, Pledge and Security
                        Agreement dated September 11, 1995, between
                        Federal Home Loan Bank of Des Moines and
                        Rushmore Bank & Trust.  (Registrant's other
                        subsidiary banks have identical agreements)              (1)                  Not Applicable

         10.4 Form of CMS(TM) Agency Agreement (reverse repurchase agreement) between F&M Bank and its

                                                                             REFERENCE TO
                                                                             PRIOR FILING               SEQUENTIAL
                                                                              OR EXHIBIT                PAGE NUMBER
                                                                                NUMBER                WHERE ATTACHED
    REGULATION S-K                                                             ATTACHED           EXHIBITS ARE LOCATED IN
    EXHIBIT NUMBER                         DOCUMENT                             HERETO             THIS FORM 10-K REPORT
                        customers.                                             (1)                    Not Applicable

         10.5           Phantom Stock Long-Term Incentive Plan dated           (1)                    Not Applicable
                        January 16, 1998, between Daniel A. Hamann
                        and Citizens Bank.

         10.6           License Agreement dated September 5, 1997              (1)                    Not Applicable
                        between Jack Henry & Associates, Inc. and
                        Spectrum Banc Service Corporation.

         10.7           Split-Dollar Agreement dated July 12, 1995             (1)                    Not Applicable
                        among Decatur Corporation and Daniel A.
                        Hamann, Esther Hamann Brabec and Julie Hamann
                        Bunderson.

         12.1           Statement re Computation of Ratios.                    (1)                    Not Applicable

         21             Subsidiaries of Registrant.                            (1)                    Not Applicable

         27             Financial Data Schedule                                (2)

(1) Filed as exhibits to the Company's Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.

(2)      Filed herewith.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)      REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SPECTRUM BANCORPORATION, INC.


                                      By  /s/ Deryl F. Hamann
                                         ------------------------------
                                          Deryl F. Hamann, Chairman
                                          and Chief Executive Officer
                                          (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Deryl F. Hamann                     /s/ Daniel A. Hamann
-----------------------------------     --------------------------------
Deryl F. Hamann, Chairman,              Daniel A. Hamann, President
Chief Executive Officer and Director    and Director
(Principal Executive and
  Operating Officer)

Date:  9/28/99                          Date:  9/28/99
     ------------------------------           --------------------------

/s/ Thomas B. Fischer                   /s/ John L. Kopecky
-----------------------------------     --------------------------------
Thomas B. Fischer,                      John L. Kopecky, Vice President,
Senior Vice President and Director      Secretary, Treasurer and
                                        Chief Financial Officer

Date:   9/28/99                         Date:   9/28/99
     ------------------------------           --------------------------

/s/ Daniel J. Brabec
-----------------------------------
Daniel J. Brabec,
Vice President and Director


Date:   9/28/99
     ------------------------------


/s/ W. Eric Bunderson
-----------------------------------
W. Eric Bunderson, Vice President,
Assistant Secretary and Director

Date:  9/28/99
     ------------------------------

                                   INDEX TO EXHIBITS

         EXHIBIT
         NUMBER
         --------
         27                        FINANCIAL DATA SCHEDULE