Form 10-Q
period 1999-09-30
SPECTRUM BANCORPORATION INC
filed 1999-11-15
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to________________

Commission File Number: 001-15215

                          SPECTRUM BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                 Iowa                              42-0867112
       (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)           Identification No.)

                    10834 Old Mill Road, Suite One, Omaha, NE
               (Address of principal executive office) (Zip code)

                                 (402) 333-8330
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class                                  Outstanding at November 11, 1999

--------------------------                      --------------------------
Common Stock, $1.00 par value                           71,607

                           SPECTRUM BANCORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED SEPTEMBER 30, 1999


PART I:  FINANCIAL INFORMATION                                         PAGE

     ITEM 1:  FINANCIAL STATEMENTS........................................3

         Consolidated Balance Sheets at September 30, 1999 (unaudited)
         and June 30, 1999............................. ..................3

         Consolidated  Statements  of  Income  - Three  months
         ended   September 30, 1999   and   September 30, 1998
         (unaudited)......................................................4

         Consolidated Statements of Cash Flows - Three months ended
         September 30, 1999 and September 30, 1998 (unaudited)............5

         Notes to Consolidated Financial Statements.......................6

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS..................................................7

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS...........................................9

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS...................9

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.............................9

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.....................................................9

     ITEM 5:  OTHER INFORMATION...........................................9

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................9

              SIGNATURES..................................................9

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                                                  September 30,           June 30,
                                                                                      1999                   1999
                                                                                -------------------  -------------------
                                  Assets
Cash and due from banks                                                                    $18,434              $18,389
Federal funds sold                                                                          25,328                7,255
                                                                                -------------------  -------------------
         Total cash and cash equivalents                                                    43,762               25,644
                                                                                -------------------  -------------------

Securities available for sale                                                               95,612               91,932
Loans receivable, net                                                                      477,342              466,970
Premises and equipment, net                                                                 13,617               12,668
Other assets                                                                                17,276               13,956
                                                                                -------------------  -------------------
                                                                                          $647,609             $611,170
                                                                                ===================  ===================

                   Liabilities and Stockholders' Equity
Liabilities:
     Deposits
       Non interest bearing                                                                $50,251              $49,934
       Interest bearing                                                                    472,832              456,975
                                                                                -------------------  -------------------
         TOTAL DEPOSITS                                                                    523,083              506,909
     Federal funds purchased and securities sold
       under agreements to repurchase                                                       21,797               19,777
     Notes payable                                                                          33,106               39,024
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely junior subordinated
     debentures                                                                             20,400                    0
     Accrued interest and other liabilities                                                  8,255                6,243
                                                                                -------------------  -------------------
                                                                                           606,641              571,953
                                                                                -------------------  -------------------

Minority interest in subsidiaries                                                            2,068                2,020
                                                                                -------------------  -------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $100 par value; 500,000 shares
     authorized; issued and outstanding:  9,000
     shares of 8% cumulative, nonvoting; 8,000
     shares of 10% noncumulative, nonvoting                                                  1,700                1,700
     Common stock, $1.00 par value, authorized
     1,000,000 shares, issued and outstanding:
     71,607 and 71,607 shares, respectively                                                     72                   72
     Additional paid in capital                                                              1,654                1,654
     Retained earnings                                                                      36,168               34,276
     Accumulated and other comprehensive income
        (loss)                                                                                (694)                (505)
                                                                                -------------------  -------------------
         Total stockholder's equity                                                         38,900               37,197
                                                                                -------------------  -------------------
                                                                                          $647,609             $611,170
                                                                                ===================  ===================

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                    September 30,        September 30,
                                                                                        1999                 1998
                                                                                 -------------------- --------------------
Interest income on:
     Loans receivable                                                                        $10,558               $9,421
     Securities                                                                                1,494                1,453
     Federal funds sold and other                                                                267                  483
                                                                                 -------------------- --------------------
                                                                                              12,319               11,357
                                                                                 -------------------- --------------------
Interest expense on:
     Deposits                                                                                  5,159                5,106
     Federal funds purchased and securities sold
      under agreements to repurchase                                                             225                  239
     Notes payable                                                                               813                  655
                                                                                 -------------------- --------------------
                                                                                               6,197                6,000
                                                                                 -------------------- --------------------
         Net interest income                                                                   6,122                5,357
Provision for loan losses                                                                        396                  224
                                                                                 -------------------- --------------------
         Net interest income after provision for loan
           losses                                                                              5,726                5,133
                                                                                 -------------------- --------------------

Other income:
     Service charges and other fees                                                            1,278                1,388
     Other                                                                                       202                  115
                                                                                 -------------------- --------------------
                                                                                               1,480                1,503
                                                                                 -------------------- --------------------

Other expenses:
     Salaries and employee benefits                                                            2,123                2,018
     Occupancy expense, net                                                                      511                  407
     Data processing                                                                             240                  240
     Other operating expenses                                                                  1,091                1,147
                                                                                 -------------------- --------------------
                                                                                               3,965                3,812
                                                                                 -------------------- --------------------

         INCOME BEFORE INCOME TAXES AND MINORITY
           INTEREST IN NET INCOME OF SUBSIDIARIES                                              3,241                2,824

Income tax expense                                                                             1,154                1,038
                                                                                 -------------------- --------------------

         INCOME BEFORE MINORITY INTEREST IN NET
           INCOME OF SUBSIDIARIES                                                              2,087                1,786
Minority interest in net income of subsidiaries                                                  107                  146

NET INCOME                                                                                    $1,980               $1,640
                                                                                 ==================== ====================

Basic earnings per common share                                                           $27,120.25           $22,334.69
                                                                                 ==================== ====================
Dividends per share declared on common stock                                                   $0.70                $0.35
                                                                                 ==================== ====================
Weighted average shares outstanding                                                           71,607               71,727
                                                                                 ==================== ====================

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                           For The Three Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                     September 30,       September 30,
                                                                                         1999                 1998
                                                                                   ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $2,536              $2,314
                                                                                   ------------------ --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   available for sale                                                                         5,920                5,964
 Purchase of securities available for sale                                                   (9,789)             (12,998)
 Net increase in loans                                                                      (11,643)              (2,260)
 Purchase of premises and equipment                                                          (1,482)                (598)
 Purchase of other assets                                                                         -                 (316)
                                                                                   ------------------ --------------------
  NET CASH USED IN INVESTING ACTIVITIES                                                     (16,994)             (10,208)
                                                                                   ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred securities                                              20,400                    -
 Net increase in deposits                                                                    16,174               17,298
 Net increase (decrease) in federal funds purchased
   and securities sold under agreements to
   repurchase                                                                                 2,020                2,266
 Proceeds from notes payable                                                                  9,773                1,390
 Principal payments on notes payable                                                        (15,691)              (1,937)
 Dividends paid, including ($12) and ($21) paid to
   minority interest, respectively                                                             (100)                 (84)
                                                                                   ------------------ --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 32,576               18,933
                                                                                   ------------------ --------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   18,118               11,039
Cash and cash equivalents:
  Beginning                                                                                  25,644               40,804
                                                                                   ------------------ --------------------
  Ending                                                                                    $43,762              $51,843
                                                                                   ================== ====================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                                 $6,188               $5,129
    Income taxes                                                                                405                  367

Supplemental Schedules of Noncash Investing and
  Financing Activities
  Net change in unrealized gain/loss on securities
    available for sale                                                                         (189)                 448

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of presentation.

         Fiscal 1999 results have been restated to reflect the effects of a merger between Decatur Corporation ("Decatur") and Spectrum Bancorporation, Inc. ("Spectrum") completed in the fourth quarter of fiscal 1999. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to a pooling-of-interests.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

         The consolidated subsidiaries are as follows: Spectrum Capital Trust I (100% owned); Citizens Bank (100% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100% owned), which is chartered in Princeton, Missouri; F&M Bank (97.9% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90% owned), which is chartered in Rapid City, South Dakota; and Spectrum Banc Service Corporation (89% owned), a data processing organization. Also, at September 30, 1999, Rushmore Bank & Trust owns 99% of Ameriloan, LLC, a loan origination company, which is currently inactive.

         The June 30, 1999 consolidated balance sheet has been derived from the audited balance sheet as of that date. The consolidated financial statements as of September 30, 1999 and for the three months ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

     2. Earnings per common share.

        Earnings per share has been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 in each of the 3 months ended September 30, 1999 and 1998, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

         Comprehensive income was $1,791,000 and $2,088,000 for the three months ended September 30, 1999 and 1998. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to unrealized gains and losses on available-for-sale securities.

     4. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

         The Company has issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust I. Distributions will accumulate from August 18, 1999 and will be paid quarterly each year beginning October 15, 1999. Cumulative cash distributions are calculated at a 10.0% annual rate.

         Holders of the Preferred Securities will have no voting rights. The Preferred Securities and are unsecured and rank junior in priority of payment to all of the Company's indebtedness and Senior to the calculation of Tier I capital.

         The Preferred Securities are traded on the American Stock Exchange under the symbol "SBK PRA".

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a multi-bank holding company organized under the laws of Iowa whose primary business is providing trust, commercial, consumer, and mortgage banking services through its South Dakota, Missouri and Iowa based subsidiary banks. Substantially all of the Company's income is generated from banking operations.

         The Company's fiscal year end is June 30.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total average assets were $629,390,000 for the three months ended September 30, 1999, compared to $559,206,000 for the three months ended September 30, 1998, a 12.6% increase. Average interest-earning assets were $588,343,000 for the three months ended September 30, 1999 and $522,456,000 for the three months ended September 30, 1998, a 12.6% increase. Assets increased during the first quarter of fiscal 2000 due to internal loan growth funded by deposits received from customers.

         Total assets were $647,609,000 at September 30, 1999, an increase of $36,439,000 from June 30, 1999. Net loans grew $10,372,000 during the first three months of 1999 due to loan originations, net of loan repayments and charge-offs. Loan growth was funded by an increase in deposits and additional Federal Home Loan Bank ("FHLB") borrowings. The allowance for loan losses increased to $6,227,000 at September 30, 1999 from $6,020,000 at June 30, 1999.
The allowance represented 1.3% and 1.3% of total loans as of September 30, 1999 and June 30, 1999, respectively.

         For the three months ended September 30, 1999, the Company's annualized return on average assets ("ROA") was 1.3%, compared to 1.2% for the three months ended September 30, 1998. Return on average common stockholders' equity ("ROE") for the three months ended September 30, 1999 and 1998 was 20.8% and 20.1%, respectively.

         Cash and cash equivalents and investment securities totaled $139,374,000, or 21.5% of total assets at September 30, 1999, compared to $117,576,000, or 19.2%, at June 30, 1999.

         At September 30, 1999, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 8.3%, 10.7%, and 13.5% respectively, compared to minimum required levels of 4%, 4% and 8%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1999, the Company had risk-weighted assets of $485,201,000.

         During the first quarter of fiscal 2000, the Company issued $20,400,000 of ("Preferred Securities"). Proceeds from the issuance were used to repay $11,695,000 in correspondent bank debt and the remaining amount is to be used for acquisitions and general corporate purposes.

         Management believes that cash generated from its operations, from its Preferred Securities and from its correspondent bank facility will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

         Total interest income for the three months ended September 30, 1999 was $12,319,000, a 8.5% increase over the three months ended September 30, 1998. The increase was primarily the result of internal loan growth.

         Total interest expense for the three months ended September 30, 1999 was $6,197,000, a 3.3% increase over the three months ended September 30, 1998. The increase was the result of the issuance of Preferred Securities and an increase in interest-bearing deposits, which was only partially offset by a reduction in average rates paid on deposits. Average total interest-bearing liabilities increased by $59,416,000 or 12.6% during the first three months of fiscal 2000 compared to the same period in fiscal 1999, primarily due to the increased volume in interest-bearing deposits.

         Net interest income was $6,122,000 for the three months ended September 30, 1999, compared to $5,357,000 for the same period in 1998, an increase of 14.3%. The Company's net interest margin increased from 4.1% for the three months ended September 30, 1998 to 4.2% for the three months ended September 30, 1999. The increase in net interest margin was created by originating loans at a higher average rate than the costs of new deposits and other borrowings.

Provisions for Loan Losses

         The provision for loan losses for the three months ended September 30, 1999, was $396,000, compared to $224,000 for the comparable 1998 period. The increase can be attributed to the loan growth of $10,372,000 in the first quarter of fiscal 2000 compared to $2,260,000 in the same period in fiscal 1999.

Other Income

         Other income for the three months ended September 30, 1999 was $1,480,000, a decrease of $23,000, or 1.5%, over the same period last year. The decrease in other income resulted from a slight decrease in service charges and other fees.

Other Expense

         Other expense for the three months ended September 30, 1999 was $3,965,000, an increase of $153,000, or 4.0%, over the same period last year. This increase was primarily due to increased salaries and benefits expenses and occupancy expense.

Income Tax Expense

         Income tax expense for the three months ended September 30, 1999 and September 30, 1998 was $1,154,000 and $1,038,000, respectively. The effective tax rates for those periods were 35.6% and 36.8%, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

         Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

         There has not been a material change in the interest rate sensitivity of the Company during the three months ended September 30, 1999.

YEAR 2000 COMPLIANCE

         There has been no material change in the Company's efforts to comply with Year 2000 issues as reported in the June 30, 1999 Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 18, 1999, Spectrum Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $20,400,000 of Preferred Securities in a registered offering made through an underwriting group led by Howe Barnes Investments, Inc. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.0% Junior Subordinated Debentures (the "Debentures") of the Company. In connection with the offering the Company and the Trust registered a total of $20,400,000 of Preferred Securities on a Form S-1 Registration Statement (Registration Nos. 333-80551 and 333-80551-01). Total expenses associated with the offering were approximately $1,097,000, including $765,000 in underwriting commissions and an advisory fee paid to Howe Barnes. As of September 30, 1999, the Company had used the net proceeds from the sale of the Debentures to repay approximately $11,695,000 of corporate indebtedness and invested the remaining $7,608,000 in investments to be used for future acquisitions and general corporate purposes.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

              27.  Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed no current reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SPECTRUM BANCORPORATION, INC.


Date:  November 11, 1999               By:/s/ Deryl F. Hamann
                                      -----------------------------------
                                       Deryl F. Hamann, Chairman and Chief
                                       Executive Officer
                                       (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)