Form 10-Q
period 1999-12-31
SPECTRUM BANCORPORATION INC
filed 2000-02-14
CIK 1088381

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1999

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

         Class                                  Outstanding at February 11, 2000

--------------------------                      --------------------------
Common Stock, $1.00 par value                           71,607

                           SPECTRUM BANCORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED DECEMBER 31, 1999

PART I:  FINANCIAL INFORMATION                                         PAGE
     ITEM 1:  FINANCIAL STATEMENTS........................................3

         Consolidated Balance Sheets at December 31, 1999 (unaudited)
         and June 30, 1999............................. ..................3

         Consolidated  Statements  of  Income  - Three  months
         ended   December 31, 1999   and   December 31, 1998
         (unaudited)......................................................4

           Consolidated  Statements  of  Income  - Six  months
         ended   December 31, 1999   and   December 31, 1998
         (unaudited)......................................................5

         Consolidated Statements of Cash Flows - Six months ended
         December 31, 1999 and December 31, 1998 (unaudited) .............6

         Notes to Consolidated Financial Statements.......................7

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF

              OPERATIONS..................................................8

     ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk.10

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS..........................................11

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS..................11

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES............................11

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS....................................................11

     ITEM 5:  OTHER INFORMATION..........................................11

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...........................11

              SIGNATURES.................................................11

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands except share data)
                                   (unaudited)

                                                                                    December 31,               June 30,
                                                                                        1999                     1999
                                                                                -------------------  -------------------
                                  Assets
Cash and due from banks                                                                    $20,359              $18,389
Federal funds sold                                                                          29,223                7,255
                                                                                -------------------  -------------------
         Total cash and cash equivalents                                                    49,582               25,644
                                                                                -------------------  -------------------

Securities available for sale                                                               97,903               91,932
Loans receivable, net                                                                      493,059              466,970
Premises and equipment, net                                                                 14,648               12,668
Other assets                                                                                15,075               13,956
                                                                                -------------------  -------------------
                                                                                          $670,267             $611,170
                                                                                ===================  ===================

                   Liabilities and Stockholders' Equity
Liabilities:
     Deposits
       Non interest bearing                                                                $54,906              $49,934
       Interest bearing                                                                    481,972              456,975
                                                                                -------------------  -------------------
         TOTAL DEPOSITS                                                                    536,878              506,909
     Federal funds purchased and securities sold
       under agreements to repurchase                                                       28,734               19,777
     Notes payable                                                                          36,050               39,024
   Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
       debentures                                                                           20,400                    0
     Accrued interest and other liabilities                                                  6,248                6,243
                                                                                -------------------  -------------------
                                                                                           628,310              571,953
                                                                                -------------------  -------------------

Minority interest in subsidiaries                                                            2,133                2,020
                                                                                -------------------  -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $100 par value; 500,000 shares
     authorized; issued and outstanding:  9,000
     shares of 8% cumulative, nonvoting; 8,000
     shares of 10% noncumulative, nonvoting                                                  1,700                1,700
   Common stock, $1.00 par value, authorized
     1,000,000 shares, issued and outstanding:
     71,607 and 71,607 shares, respectively                                                     72                   72
   Additional paid in capital                                                                1,654                1,654
   Retained earnings                                                                        37,962               34,276
   Accumulated and other comprehensive income
     (loss)                                                                                 (1,564)                (505)
                                                                                -------------------  -------------------
         Total stockholders' equity                                                         39,824               37,197
                                                                                -------------------  -------------------
                                                                                          $670,267             $611,170
                                                                                ===================  ===================

                 See Notes to Consolidated Financial Statements.

                         SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                    December 31,         December 31,
                                                                                        1999                 1998
                                                                                 -------------------- --------------------
Interest income on:
     Loans receivable                                                                        $10,820               $9,318
     Securities                                                                                1,407                1,594
     Federal funds sold and other                                                                414                  426
                                                                                 -------------------- --------------------
                                                                                              12,641               11,338
                                                                                 -------------------- --------------------
Interest expense on:
     Deposits                                                                                  5,395                5,044
     Borrowings                                                                                1,286                  845
                                                                                 -------------------- --------------------
                                                                                               6,681                5,889
                                                                                 -------------------- --------------------

         Net interest income                                                                   5,960                5,449
Provision for loan losses                                                                        253                  279
                                                                                 -------------------- --------------------
         Net interest income after provision for loan
           Losses                                                                              5,707                5,170
                                                                                 -------------------- --------------------
Other income:
     Service charges and other fees                                                            1,665                1,554
     Other                                                                                        75                  116
                                                                                 -------------------- --------------------
                                                                                               1,740                1,670
                                                                                 -------------------- --------------------
Other expenses:
     Salaries and employee benefits                                                            2,183                2,138
     Occupancy expense, net                                                                      489                  527
     Data processing                                                                             254                  267
     Other operating expenses                                                                  1,403                1,309
                                                                                 -------------------- --------------------
                                                                                               4,329                4,241
                                                                                 -------------------- --------------------
         INCOME BEFORE INCOME TAXES AND MINORITY
           INTEREST IN NET INCOME OF SUBSIDIARIES                                              3,118                2,599

Income tax expense                                                                             1,138                  914
                                                                                 -------------------- --------------------

         INCOME BEFORE MINORITY INTEREST IN NET
           INCOME OF SUBSIDIARIES                                                              1,980                1,685
Minority interest in net income of subsidiaries                                                   95                   97
                                                                                 -----------------------------------------

       NET INCOME                                                                             $1,885               $1,588
                                                                                 ==================== ====================

Basic earnings per common share                                                               $25.79               $21.61
                                                                                 ==================== ====================
Dividends per share declared on common stock                                                   $0.70                $0.35
                                                                                 ==================== ====================
Weighted average shares outstanding                                                           71,607               71,727
                                                                                 ==================== ====================

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                            For The Six Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                    December 31,         December 31,
                                                                                        1999                 1998
                                                                                 -------------------- --------------------
Interest income on:
     Loans receivable                                                                        $21,378              $18,739
     Securities                                                                                2,901                3,047
     Federal funds sold and other                                                                681                  909
                                                                                 -------------------- --------------------
                                                                                              24,960               22,695
                                                                                 -------------------- --------------------
Interest expense on:
     Deposits                                                                                 10,554               10,150
     Borrowings                                                                                2,324                1,739
                                                                                 -------------------- --------------------
                                                                                              12,878               11,889
                                                                                 -------------------- --------------------

         Net interest income                                                                  12,082               10,806
Provision for loan losses                                                                        649                  503
                                                                                 -------------------- --------------------
         Net interest income after provision for loan
           losses                                                                             11,433               10,303
                                                                                 -------------------- --------------------
Other income:
     Service charges and other fees                                                            2,943                2,942
     Other                                                                                       277                  231
                                                                                 -------------------- --------------------
                                                                                               3,220                3,173
                                                                                 -------------------- --------------------

Other expenses:
     Salaries and employee benefits                                                            4,306                4,156
     Occupancy expense, net                                                                    1,000                  934
     Data processing                                                                             494                  507
     Other operating expenses                                                                  2,494                2,456
                                                                                 -------------------- --------------------
                                                                                               8,294                8,053
                                                                                 -------------------- --------------------

         INCOME BEFORE INCOME TAXES AND MINORITY
           INTEREST IN NET INCOME OF SUBSIDIARIES                                              6,359                5,423

Income tax expense                                                                             2,292                1,952
                                                                                 -------------------- --------------------

         INCOME BEFORE MINORITY INTEREST IN NET
           INCOME OF SUBSIDIARIES                                                              4,067                3,471
Minority interest in net income of subsidiaries                                                  202                  195
                                                                                 -----------------------------------------

         NET INCOME                                                                           $3,865               $3,276
                                                                                 ==================== ====================
Basic earnings per common share                                                               $52.86               $44.60
                                                                                 ==================== ====================
Dividends per share declared on common stock                                                   $1.40                $0.70
                                                                                 ==================== ====================
Weighted average shares outstanding                                                           71,607               71,727
                                                                                 ==================== ====================

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                            For The Six Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                    December 31, 1999    December 31, 1998
                                                                                   ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $6,278               $4,075
                                                                                   ------------------ --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   available for sale                                                                          8,753                9,387
 Purchase of securities available for sale                                                   (15,783)             (28,019)
 Net increase in loans                                                                       (28,856)              (9,901)
 Purchase of premises and equipment                                                           (2,608)              (2,123)
 Purchase of other assets                                                                          -                 (258)
                                                                                   ------------------ --------------------
  NET CASH USED IN INVESTING ACTIVITIES                                                      (38,494)             (30,914)
                                                                                   ------------------ --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred securities                                               20,400                    -
 Net increase in deposits                                                                     29,969               32,178
 Net increase (decrease) in federal funds purchased
   and securities sold under agreements to
   repurchase                                                                                  8,957                1,520
 Proceeds from notes payable                                                                  19,850                2,008
 Principal payments on notes payable                                                         (22,824)              (3,289)
 Dividends paid, including ($23) and ($41) paid to
   minority interest, respectively                                                              (198)                (166)
                                                                                   ------------------ --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  56,154               32,251
                                                                                   ------------------ --------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    23,938                5,412
Cash and cash equivalents:
  Beginning                                                                                   25,644               40,804
                                                                                   ------------------ --------------------
  Ending                                                                                     $49,582              $46,216
                                                                                   ================== ====================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                                 $12,053              $11,051
    Income taxes                                                                               2,235                1,427

Supplemental Schedules of Noncash Investing and
  Financing Activities
  Net change in unrealized gain/loss on securities
    available for sale                                                                        (1,059)                 351

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

         The consolidated subsidiaries are as follows: Spectrum Capital Trust I (100% owned); Citizens Bank (100% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100% owned), which is chartered in Princeton, Missouri; F&M Bank (97.9% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90% owned), which is chartered in Rapid City, South Dakota; and Spectrum Banc Service Corporation (89% owned), a data processing organization. Also, at December 31, 1999, Rushmore Bank & Trust owns 99% of Ameriloan, LLC, a loan origination company, which is currently inactive.

         The June 30, 1999 consolidated balance sheet has been derived from the audited balance sheet as of that date. The consolidated financial statements as of December 31, 1999 and for the six and three months ended December 31, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the six and three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

     2. Earnings per common share.

         Earnings per share has been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $76,000 in each of the three and six months ended December 31, 1999 and 1998, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

         Comprehensive income was $1,015,000 and $1,538,000 for the three months ended December 31, 1999 and 1998, and $2,806,000 and $3,626,000 for the six
months ended December 31, 1999 and 1998. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to unrealized gains and losses on available-for-sale securities.

     4. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures.

         The Company has issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust I. Distributions accumulate from August 18, 1999 and are paid quarterly beginning October 15, 1999. Cumulative cash distributions are calculated at a 10.0% annual rate.

         Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company's indebtedness and Senior to the calculation of Tier I capital.

         The Preferred Securities are traded on the American Stock Exchange under the symbol "SBK PRA".

6.   Subsequent Event.

         On January 14, 2000 the Company, through a newly chartered wholly owned bank subsidiary, acquired selected assets and assumed the FDIC insured deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa. Liquid assets of $4,800,000 and loans of $139,000 were acquired and $70,465,624 of deposits were assumed. A premium of $5.5 million was paid for the right to assume the insured deposits. The bank was capitalized with $10 million in paid-in capital. Cash was received from the FDIC for the deposits assumed net of assets purchased and premium paid. The acquisition will be accounted for under the purchase method of accounting. The acquisition was not so significant as to require the filing of Form 8-K and related acquired company financial statements and pro forma financial information with the Securities and Exchange Commission. The deposit premium of $5.5 million will be allocated to goodwill and be amortized over 15 years. Under a purchase and assumption agreement with the FDIC the new bank has the right to purchase certain securities and the buildings, real estate, furniture, fixtures and equipment of the failed bank within 90 days. The acquisition cost of these assets will be determined by independent appraisal. The bank will continue to operate from the three existing facilities in Carlisle, Hartford and Runnells, Iowa.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total average assets were $640,719,000 for the six months ended December 31, 1999, compared to $566,481,000 for the six months ended December 31, 1998 a 13.1% increase. Average interest-earning assets were $599,398,000 for the six months ended December 31, 1999 and $529,140,000 for the six months ended December 31, 1998, a 13.3% increase. Assets increased during fiscal 2000 due to internal loan growth funded by deposits received from customers.

         Total assets were $670,267,000 at December 31, 1999, an increase of $59,097,000 from June 30, 1999. Net loans grew $26,089,000 during the first six months of 1999 due to loan originations, net of loan repayments and charge-offs. Loan growth was funded by an increase in deposits and additional Federal Home Loan Bank ("FHLB") borrowings. The allowance for loan losses increased to $6,433,000 at December 31, 1999 from $6,020,000 at June 30, 1999. The allowance represented 1.3% of total loans as of December 31, 1999 and June 30, 1999.

         For the six months ended December 31, 1999, the Company's annualized return on average assets ("ROA") was 1.2%, compared to 1.2% for the six months ended December 31, 1998. Return on average common stockholders' equity ("ROE") for the six months ended December 31, 1999 and 1998 was 20.1% and 19.7%.

         Cash and cash equivalents and investment securities totaled $147,485,000, or 22.0% of total assets at December 31, 1999, compared to $117,576,000, or 19.2%, at June 30, 1999.

         At December 31, 1999, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 8.6%, 10.8%, and 13.5% respectively, compared to minimum required levels of 4%, 4% and 8%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At December 31, 1999, the Company had risk-weighted assets of $500,188,000.

         During the first quarter of fiscal 2000, the Company issued $20,400,000 of ("Preferred Securities".) Proceeds from the issuance were used to repay $11,695,000 in correspondent bank debt and the remaining amount is to be used for acquisitions and general corporate purposes.

         Management believes that cash generated from its operations, from its Preferred Securities and from its correspondent bank facility will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

ACQUISITION

         The Company invested $10,000,000 in a newly formed, wholly-owned bank subsidiary which acquired selected assets and assumed insured deposits of the failed Hartford-Carlisle Savings Bank in Carlisle, Iowa. See footnote 6 in the accompanying notes to the consolidated financial statements. The Company borrowed $3,000,000 and funded the remainder of the investment from liquid resources on hand. The Company intends to actively serve the Carlisle, Hartford and Runnells, Iowa markets. When appropriate, management intends to enter the Des Moines, Iowa market through this subsidiary.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net Interest Income

         Total interest income for the three months ended December 31, 1999 was $12,641,000, an 11.5% increase over the three months ended December 31, 1998. The increase was primarily the result of internal loan growth.

         Total interest expense for the three months ended December 31, 1999 was $6,681,000, a 13.4% increase over the three months ended December 31, 1998. The increase was the result of the issuance of Preferred Securities and an increase in interest-bearing deposits, which was only partially offset by a reduction in average rates paid on deposits. Average total interest-bearing liabilities increased by $72,285,000 or 14.9% during the three months ended December 31, 1999 compared to the same period in fiscal 1999, primarily due to the increased volume in interest-bearing deposits.

         Net interest income was $5,960,000 for the three months ended December 31, 1999, compared to $5,449,000 for the same period in 1998, an increase of 9.4%. The Company's net interest margin decreased from 4.0% for the three months ended December 31, 1998 to 3.9% for the three months ended December 31, 1999. The decrease in net interest margin was created by originating loans at a lower average rate than the costs of new deposits and other borrowings.

Provisions for Loan Losses

         The provision for loan losses for the three months ended December 31, 1999, was $253,000, compared to $279,000 for the comparable 1998 period.

Other Income

         Other income for the three months ended December 31, 1999 was $1,740,000, an increase of $70,000, or 4.2%, over the same period last year. The increase in other income resulted from a slight increase in service charges and other fees.

Other Expense

         Other expense for the three months ended December 31, 1999 was $4,329,000, an increase of $88,000, or 2.1%, over the same period last year. This increase was primarily due to increased salaries and benefits expenses and other operating expense.

Income Tax Expense

         Income tax expense for the three months ended December 31, 1999 and December 31, 1998 was $1,138,000 and $914,000. The effective tax rates for those periods were 36.5% and 35.2%.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net Interest Income

         Total interest income for the six months ended December 31, 1999 was $24,960,000, a 10.0% increase over the six months ended December 31, 1998. The increase was primarily the result of internal loan growth.

         Total interest expense for the six months ended December 31, 1999 was $12,878,000, an 8.3% increase over the six months ended December 31, 1998. The increase was the result of the issuance of Preferred Securities and an increase in interest-bearing deposits, which was only partially offset by a reduction in average rates paid on deposits. Average total interest-bearing liabilities increased by $39,620,000 or 7.9% during the first six months of fiscal 2000 compared to the same period in fiscal 1999, primarily due to the increased volume in interest-bearing deposits.

         Net interest income was $12,082,000 for the six months ended December 31, 1999, compared to $10,806,000 for the same period in 1998, an increase of 11.8%. The Company's net interest margin decreased from 4.1% for the six months ended December 31, 1998 to 4.0% for the six months ended December 31, 1999. The decrease in net interest margin was created by originating loans at a lower average interest rate spread over the average costs of new deposits and other borrowings.

Provisions for Loan Losses

         The provision for loan losses for the six months ended December 31, 1999, was $649,000, compared to $503,000 for the comparable 1998 period. The increase can be attributed to the loan growth of $26,502,000 in the first half of fiscal 2000 compared to $11,149,000 in the same period in fiscal 1999.

Other Income

         Other income for the six months ended December 31, 1999 was $3,220,000, an increase of $47,000, or 1.5%, over the same period last year. The increase in other income resulted from a slight increase in other fee income.

Other Expense

         Other expense for the six months ended December 31, 1999 was $8,294,000, an increase of $241,000, or 3%, over the same period last year. This increase was due to increases in salaries and other operating expenses.

Income Tax Expense

         Income tax expense for the six months ended December 31, 1999 and December 31, 1998 was $2,292,000 and $1,952,000. The effective tax rates for those periods were 36.1% and 36.0%.

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

         Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Company's interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

         There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 1999.

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

                  None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

              27.  Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed no current reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SPECTRUM BANCORPORATION, INC.

Date:  February 11, 2000              By: /s/ Deryl F. Hamann
                                     -----------------------------------
                                     Deryl F. Hamann, Chairman and Chief
                                     Executive Officer
                                     (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)