Form 10-Q
period 2000-03-31
SPECTRUM BANCORPORATION INC
filed 2000-05-12
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ___________ to________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class                                  Outstanding at May 08, 2000

--------------------------                      --------------------------
Common Stock, $1.00 par value                           71,484

                          SPECTRUM BANCORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2000

PART I:  FINANCIAL INFORMATION                                           PAGE

     ITEM 1:  FINANCIAL STATEMENTS..........................................3

         Consolidated Balance Sheets at March 31, 2000 (unaudited)
         and June 30, 1999............................. ....................3

         Consolidated Statements of Income - Three  months
         ended March 31, 2000 and March 31, 1999
         (unaudited)........................................................4

         Consolidated Statements of Income - Nine months
         ended March 31, 2000 and March 31, 1999
         (unaudited)........................................................5

         Consolidated Statements of Cash Flows - Nine months ended
         March 31, 2000 and March 31, 1999 (unaudited) .....................6

         Notes to Consolidated Financial Statements.........................7

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS....................................................8

     ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk...11

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS............................................11

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS....................11

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES..............................11

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS......................................................11

     ITEM 5:  OTHER INFORMATION............................................11

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.............................11

              SIGNATURES...................................................12

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands except share data)
                                   (unaudited)

                                                           March 31,     June 30,
                                                             2000         1999
                                                          ---------    ---------
                            Assets
Cash and due from banks                                   $  37,417    $  18,389
Federal funds sold                                           21,593        7,255
                                                          ---------    ---------
         Total cash and cash equivalents                     59,010       25,644
                                                          ---------    ---------

Securities available for sale                               127,932       91,932
Loans receivable, net                                       542,020      466,970
Premises and equipment, net                                  15,574       12,668
Other assets                                                 21,042       13,956
                                                          ---------    ---------
                                                          $ 765,578    $ 611,170
                                                          =========    =========

             Liabilities and Stockholders' Equity
Liabilities:
     Deposits
       Non interest bearing                               $  65,025    $  49,934
       Interest bearing                                     568,545      456,975
                                                          ---------    ---------
         Total Deposits                                     633,570      506,909
     Federal funds purchased and securities sold
       under agreements to repurchase                        22,971       19,777
     Notes payable                                           37,040       39,024
     Company obligated mandatorily redeemable
       preferred securities of subsidiary trust
       holding solely junior subordinated
       debentures                                            20,400            0
     Accrued interest and other liabilities                   7,825        6,243
                                                          ---------    ---------
                                                            721,806      571,953
                                                          ---------    ---------

Minority interest in subsidiaries                             2,693        2,020
                                                          ---------    ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $100 par value; 500,000 shares
       authorized; issued and outstanding: 9,000
       shares of 8% cumulative, nonvoting; 8,000
       shares of 10% noncumulative, nonvoting                 1,700        1,700
     Common stock, $1.00 par value, authorized
       1,000,000 shares, issued and outstanding:
       71,484 and 71,607 shares, respectively                    72           72
     Additional paid in capital                               1,648        1,654
     Retained earnings                                       39,411       34,276
     Accumulated other comprehensive (loss)                  (1,752)        (505)
                                                          ---------    ---------
         Total stockholders' equity                          41,079       37,197
                                                          ---------    ---------

                                                          $ 765,578    $ 611,170
                                                          =========    =========

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                          March 31,   March 31,
                                                            2000        1999
                                                          ---------   ---------
Interest income on:
     Loans receivable                                     $  11,701   $   9,355
     Securities                                               1,759       1,431
     Federal funds sold and other                               802         287
                                                          ---------   ---------
                                                             14,262      11,073
                                                          ---------   ---------
Interest expense on:
     Deposits                                                 6,293       4,715
     Borrowings                                               1,463         802
                                                          ---------   ---------
                                                              7,756       5,517
                                                          ---------   ---------

         Net interest income                                  6,506       5,556
Provision for loan losses                                       743         379
                                                          ---------   ---------

         Net interest income after provision for loan
          losses                                              5,763       5,177
                                                          ---------   ---------

Other income:
     Service charges and other fees                             928         521
     Other                                                      985       1,059
                                                          ---------   ---------
                                                              1,913       1,580
                                                          ---------   ---------

Other expenses:
     Salaries and employee benefits                           2,483       1,951
     Occupancy expense, net                                     302         164
     Data processing                                            107         104
     Other operating expenses                                 2,147       1,662
                                                          ---------   ---------
                                                              5,039       3,881
                                                          ---------   ---------

        Income before income taxes and minority interest
         in net income of subsidiaries                        2,637       2,876

Income tax expense                                              951       1,033
                                                          ---------   ---------

        Income before minority interest in net
         income of subsidiaries                               1,686       1,843
Minority interest in net income of subsidiaries                  83          70
                                                          ---------   ---------

        Net income                                        $   1,603   $   1,773
                                                          =========   =========

Basic earnings per common share                           $   21.94   $   24.19
                                                          =========   =========

Dividends per share declared on common stock              $    0.70   $    0.35
                                                          =========   =========

Weighted average shares outstanding                          71,580      71,727
                                                          =========   =========

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                            For The Nine Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                          March 31,   March 31,
                                                            2000        1999
                                                          ---------   ---------
Interest income on:
     Loans receivable                                     $  33,079   $  28,094
     Securities                                               4,660       4,478
     Federal funds sold and other                             1,483       1,196
                                                          ---------   ---------
                                                             39,222      33,768
                                                          ---------   ---------
Interest expense on:
     Deposits                                                16,847      14,865
     Borrowings                                               3,787       2,541
                                                          ---------   ---------
                                                             20,634      17,406
                                                          ---------   ---------

         Net interest income                                 18,588      16,362
Provision for loan losses                                     1,392         882
                                                          ---------   ---------

         Net interest income after provision for loan
          losses                                             17,196      15,480
                                                          ---------   ---------

Other income:
     Service charges and other fees                           3,871       3,633
     Other                                                    1,262       1,120
                                                          ---------   ---------
                                                              5,133       4,753
                                                          ---------   ---------

Other expenses:
     Salaries and employee benefits                           6,789       6,150
     Occupancy expense, net                                   1,302         755
     Data processing                                            601         611
     Other operating expenses                                 4,641       4,420
                                                          ---------   ---------
                                                             13,333      11,936
                                                          ---------   ---------

         Income before income taxes and minority interest
          in net income of subsidiaries                       8,996       8,297

Income tax expense                                            3,243       2,985
                                                          ---------   ---------

         Income before minority interest in net
          income of subsidiaries                              5,753       5,312
Minority interest in net income of subsidiaries                 285         264
                                                          ---------   ---------

         Net Income                                       $   5,468   $   5,048
                                                          =========   =========

Basic earnings per common share                           $   74.79   $   68.79
                                                          =========   =========

Dividends per share declared on common stock              $    2.10   $    1.05
                                                          =========   =========

Weighted average shares outstanding                          71,580      71,727
                                                          =========   =========

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                            For The Nine Months Ended
                                 (In thousands)
                                   (unaudited)

                                                          March 31,    March 31,
                                                            2000         1999
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET CASH PROVIDED BY OPERATING ACTIVITIES               $   9,892    $  13,040
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   Available for sale                                         9,753       37,116
 Purchase of securities available for sale                  (46,138)     (52,773)
 Proceeds from maturities of certificates of deposit              0        1,017
 Purchase of a bank, net of cash and cash equivalents
 acquired                                                    63,952            0
 Net increase in loans                                      (78,259)     (31,730)
 Proceeds from sale of real estate owned                          0           50
 Proceeds from sale of premises and equipment                     8            0
 Purchase of premises and equipment                          (3,894)      (3,378)
 Purchase of other assets                                         0         (848)
                                                          ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                     (54,578)     (50,546)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred securities              20,400            0
 Net increase in deposits                                    56,815       38,754
 Net increase (decrease) in federal funds purchased
   and securities sold under agreements to
   repurchase                                                 3,194          513
 Proceeds from notes payable                                 44,600        4,000
 Principal payments on notes payable                        (46,583)      (2,982)
 Purchase of minority interest in subsidiary                      0         (152)
 Retirement of common stock                                     (77)           0
 Dividends paid, including ($35) and ($68) paid to
  minority interest, respectively                              (297)        (201)
                                                          ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 78,052       39,932
                                                          ---------    ---------

     NET INCREASE IN CASH AND CASH EQUIVALENTS               33,366        2,426
Cash and cash equivalents:
  Beginning                                                  25,644       40,804
                                                          ---------    ---------
  Ending                                                  $  59,010    $  43,230
                                                          =========    =========

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                              $  19,149    $  16,023
    Income taxes                                              3,630        2,706

Supplemental Schedules of Noncash Investing and
  Financing Activities
  Net change in unrealized gain/loss on securities
    available for sale                                       (1,247)         (21)
  Other real estate acquired in settlement of loans               0           30

Purchase of a bank, net of cash and cash equivalents
 acquired, allocated to
   Assets
   Securities                                                   862
   Loans receivable                                             139
   Other assets                                                  12
   Cost in excess of net assets acquired                      5,500
   Liabilities assumed
   Deposits                                                 (69,846)
   Other Liabilities                                           (619)
                                                            -------

Purchase of a bank, net of cash and cash equivalents
acquired                                                    (63,952)
                                                            =======

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

          The consolidated subsidiaries are as follows: Spectrum Capital Trust I (100% owned); Citizens Bank (100% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100% owned), which is chartered in Princeton, Missouri; F&M Bank (97.9% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90% owned), which is chartered in Rapid City, South Dakota; Citizens Bank of Carlisle (95.24% owned), which is chartered in Carlisle, Iowa and Spectrum Banc Service Corporation (89% owned), a data processing organization. Also, at March 31, 2000, Rushmore Bank & Trust owns 99% of Ameriloan, LLC, a loan origination company, which is currently inactive.

          The June 30, 1999 consolidated balance sheet has been derived from the audited balance sheet as of that date. The consolidated financial statements as of March 31, 2000 and for the nine and three months ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the nine and three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

     2.   Earnings per common share.

          Earnings per share has been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $114,000 in each of the three and nine months ended March 31, 2000 and 1999, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

          Comprehensive income was $1,415,000 and $1,401,000 for the three months ended March 31, 2000 and 1999, and $4,221,000 and $5,027,000 for the nine months ended March 31, 2000 and 1999.

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

          The Preferred Securities are traded on the American Stock Exchange under the symbol "SBK PRA".


6.   Acquisition.

          On January 14, 2000 the Company, through a newly chartered wholly owned bank subsidiary, acquired selected assets and assumed the FDIC insured deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa. Liquid assets of $4,800,000 and loans of $139,000 were acquired and $70,465,000 of deposits and other liabilities was assumed. A premium of $5.5 million was paid for the right to assume the insured deposits. The bank was capitalized with $10 million in paid-in capital. Cash was received from the FDIC for the deposits assumed net of assets purchased and premium paid. The acquisition has been accounted for in a manner similar to a purchase and the results of operation of the branches acquired since the date of acquisition are included in the consolidated financial statements. The deposit premium of $5.5 million has been allocated to goodwill and is being amortized over 15 years using the straight-line method. Under a purchase and assumption agreement with the FDIC the new bank has the right to purchase certain securities and the buildings, real estate, furniture, fixtures and equipment of the failed bank within 90 days. The acquisition cost of these assets will be determined by independent appraisal. The bank continues to operate from the three existing facilities in Carlisle, Hartford and Runnells, Iowa. Since acquisition date, $34,400,000 of additional loans was acquired from the FDIC.




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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Total average assets were $688,374,000 for the nine months ended March 31, 2000, compared to $571,007,000 for the nine months ended March 31, 1999 a 20.6% increase. Average interest-earning assets were $635,348,000 for the nine months ended March 31, 2000 and $528,916,000 for the nine months ended March 31, 1999, a 20.1% increase. Assets increased during fiscal 2000 due to internal loan growth funded by deposits received from customers and the bank acquisition discussed in footnote 6 in the accompanying notes to the consolidated financial statements.

          Total assets were $765,578,000 at March 31, 2000, an increase of $154,408,000 from June 30, 1999. Net loans grew $75,050,000 during the nine months ended March 31, 2000 due to loan originations, net of loan repayments and charge-offs, and the acquisition of loans from the

FDIC. Loan growth was funded by an increase in deposits and additional Federal Home Loan Bank ("FHLB") borrowings. The allowance for loan losses increased to $6,974,000 at March 31, 2000 from $6,020,000 at June 30, 1999. The allowance represented 1.3% of total loans as of March 31, 2000 and June 30, 1999.

          For the nine months ended March 31, 2000, the Company's annualized return on average assets ("ROA") was 1.1%, compared to 1.1% for the nine months ended March 31, 1999. Return on average common stockholders' equity ("ROE") for the nine months ended March 31, 2000 and 1999 was 18.6% and 19.3%.

          Cash and cash equivalents and investment securities totaled $186,942,000, or 24.4% of total assets at March 31, 2000, compared to $117,576,000, or 19.2%, at June 30, 1999.

          At March 31, 2000, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 8.4%, 9.6%, and 12.0% respectively, compared to minimum required levels of 4%, 4% and 8%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 2000, the Company had risk-weighted assets of $537,060,000.

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



ACQUISITION

          On January 14, 2000 the Company invested $10,000,000 in a newly formed, wholly owned bank subsidiary which acquired selected assets and assumed insured deposits of the failed Hartford-Carlisle Savings Bank in Carlisle, Iowa. See footnote 6 in the accompanying notes to the consolidated financial statements. The Company borrowed $3,000,000 and funded the remainder of the investment from liquid resources on hand. The Company intends to actively serve the Carlisle, Hartford and Runnells, Iowa markets. When appropriate, management intends to enter the Des Moines, Iowa market through this subsidiary.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Net Interest Income

          Total interest income for the three months ended March 31, 2000 was $14,262,000, a 28.8% increase over the three months ended March 31, 1999. The increase was primarily the result of internal loan growth and bank acquisition.

          Total interest expense for the three months ended March 31, 2000 was $7,756,000, a 40.6% increase over the three months ended March 31, 1999. The increase was the result of the issuance of Preferred Securities, bank acquisition and an increase in interest-bearing deposits, which was only partially offset by a reduction in average rates paid on deposits. Average total interest-bearing liabilities increased by $105,621,000 or 21.36% during the three months ended March 31, 2000 compared to the same period in fiscal 1999, primarily due to the bank acquisition and other increased volume in interest-bearing deposits.

          Net interest income was $6,506,000 for the three months ended March 31, 2000, compared to $5,556,000 for the same period in 1999, an increase of 17.1%. The Company's net interest margin decreased from 4.0% for the three months ended March 31, 1999 to 3.9% for the three months ended March 31, 2000. The decrease in the net interest margin was caused by an increase in the average cost of deposits and other borrowings creating a lower average interest rate spread over loans and other earnings assets. In addition, the acquisition in the third quarter caused a decrease in the interest margin of the company because over half of the deposits assumed were required to be invested in assets other than loans. This low loan-to-deposit ratio reduced the interest spread of the bank and impacted the overall net interest margin of the Company.

Provisions for Loan Losses

          The provision for loan losses for the three months ended March 31, 2000, was $743,000, compared to $379,000 for the comparable 1999 period. The increase is primary due to bank acquisition within the three months ended March 31, 2000.

Other Income

          Other income for the three months ended March 31, 2000 was $1,913,000, an increase of $333,000, or 21.0%, over the same period last year. The increase in other income resulted from the bank acquisition and an increase in other fees.

Other Expense

          Other expense for the three months ended March 31, 2000 was $5,039,000, an increase of $1,158,000, or 29.7%, over the same period last year. This increase was primarily due to the bank acquisition and increased salaries and benefits expense and other operating expense.

Income Tax Expense

          Income tax expense for the three months ended March 31, 2000 and March 31, 1999 was $951,000 and $1,033,000. The effective tax rates for those periods were 36.0% and 35.9%.



COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Net Interest Income

          Total interest income for the nine months ended March 31, 2000 was $39,222,000, a 16.2% increase over the nine months ended March 31, 1999. The increase was primarily the result of internal loan growth and bank acquisition.

          Total interest expense for the nine months ended March 31, 2000 was $20,634,000, a 18.5% increase over the nine months ended March 31, 1999. The increase was the result of the issuance of Preferred Securities, bank acquisition and an increase in interest-bearing deposits, which was only partially offset by a reduction in average rates paid on deposits. Average total interest-bearing liabilities increased by $55,801,000 or 11.0% during the first nine months of fiscal 2000 compared to the same period in fiscal 1999, primarily due to the increased volume in interest-bearing deposits, including those from the bank acquisition.

          Net interest income was $18,588,000 for the nine months ended March 31, 2000, compared to $16,362,000 for the same period in 1999, an increase of 13.6%. The Company's net interest margin decreased from 4.1% for the nine months ended March 31, 1999 to 3.9% for the nine months ended March 31, 2000. The decrease in the net interest margin was caused by an increase in the average cost of deposits and other borrowings creating a lower average interest rate spread over loans and other earnings assets. In addition, the acquisition in the third quarter caused a decrease in the interest margin of the company because over half of the deposits assumed were required to be invested in assets other than loans. This low loan-to-deposit ratio reduced the interest spread of the bank and impacted the overall net interest margin of the Company.

Provisions for Loan Losses

          The provision for loan losses for the nine months ended March 31, 1999, was $1,392,000, compared to $882,000 for the comparable 1999 period. The increase can be attributed to the loan growth of $78,133,000 in the first nine months ended March 31, 2000 compared to $27,079,000 in the same period in fiscal 1999. The increase is primary due to bank acquisition.

Other Income

          Other income for the nine months ended March 31, 2000 was $5,133,000, an increase of $379,000, or 8.0%, over the same period last year. The increase in other income resulted from the bank acquisition and an increase in other fees.

Other Expense

          Other expense for the nine months ended March 31, 2000 was $13,333,000, an increase of $1,397,000, or 11.7%, over the same period last year. This increase was due primary to the bank acquisition and increases in salaries and other operating expenses.

Income Tax Expense

          Income tax expense for the nine months ended March 31, 2000 and March 31, 1999 was $3,243,000 and $2,985,000. The effective tax rates for those periods were 36.1% and 36.0%.


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

          There has not been a material change in the interest rate sensitivity of the Company during the nine months ended March 31, 2000.

YEAR 2000 COMPLIANCE

          There has been no material change in the Company's efforts to comply with Year 2000 issues as reported in the June 30, 1999 Form 10-K. The Company has not experienced any significant Year 2000 issues.




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

ITEM 5:   OTHER INFORMATION

               None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

               27.  Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Company filed no current reports on Form 8-K during the quarter ended March 31, 2000.




                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPECTRUM BANCORPORATION, INC.


Date:  May 12, 2000                By:  /s/ Deryl F. Hamann
                                        ----------------------------------------
                                        Deryl F. Hamann, Chairman and Chief
                                        Executive Officer
                                        (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)




Date:  May 12, 2000                By:  /s/ Daniel Brabec
                                        ----------------------------------------
                                        Daniel Brabec, CFO
                                        Executive Officer