Form 10-K405
period 2000-06-30
SPECTRUM BANCORPORATION INC
filed 2000-09-21
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM

         _______________________ TO _______________________

COMMISSION FILE NUMBER

                          SPECTRUM BANCORPORATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Iowa                                     42 0867112
-------------------------------------       -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10834 Old Mill Road, Suite One, Omaha, NE                 68154-2648
-------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (402) 333-8330
                                                          --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
10.00% Cumulative Trust Preferred     American Stock Exchange
Securities of Spectrum
Capital Trust I

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                                   YES X  NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K: [X]

All voting and non-voting common equity is held by affiliates of the registrant.

At September 18, 2000, there were 79,068 shares of registrant's common stock outstanding.

PART I

ITEM 1.  BUSINESS

THE COMPANY

Spectrum, a multi-bank holding company, offers full service community banking through 17 banking locations in South Dakota, ten banking locations in Iowa and two banking locations in northern Missouri. Spectrum was acquired by its Chairman, Deryl F. Hamann, in 1971. At that time it had a single location in Leon, Iowa. In 1974, Mr. Hamann acquired the parent company of F&M Bank, Watertown, South Dakota. The parent was merged into Spectrum on May 31, 1999. Acquisitions of other banks and savings institutions had been made by both holding companies in the years preceding the merger on both strategic and opportunistic bases. Expansion also occurred through acquisition of offices of failed financial institutions and de novo branching. See "Subsequent Events" and "Acquisitions" for additional information.

THE BANKS

Spectrum has five direct subsidiaries: F&M Bank, Watertown, South Dakota; Rushmore Bank & Trust, Rapid City, South Dakota; Citizens Bank, Mount Ayr, Iowa; Citizens Bank of Princeton, Princeton, Missouri; and Citizens Bank, Carlisle, Iowa. Each subsidiary bank is chartered by the state banking authorities of the state in which its headquarters is located. See "Supervision and Regulation." The following table sets forth information regarding Spectrum's banks as of June 30, 2000:

                                      Common Stock
                                        Ownership              Assets            Net Loans           Net Deposits
                                      ------------             ------            ---------           ------------
                                                                 (dollars in thousands)
F&M Bank                                    97.9%              $346,596              $255,278            $280,413
Rushmore Bank & Trust                       90.0%               221,878               177,792             180,629
Citizens Bank, Mount Ayr                   100.0%               101,371                76,859              83,806
Citizens Bank of Princeton                 100.0%                35,887                28,662              31,761
Citizens Bank, Carlisle                     95.2%                73,190                36,368              62,369

SPECTRUM BANC SERVICE CORPORATION

As of June 30, 2000 the subsidiary banks owned 89% of Spectrum Banc Service Corporation, which provides data processing services to its bank owners. The remaining 11% was owned by Citizens Bank, Chariton, Iowa, an affiliated bank of Spectrum, which merged into Citizens Bank, Mt. Ayr on August 7, 2000. See "Subsequent Events" for additional information.

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

The Chief Credit Officer of the holding company manages Spectrum's external loan review program. The Chief Credit Officer contracts with an independent firm to perform external loan reviews for each of the subsidiary banks. The scope and frequency of the reviews are determined based on asset quality results of previous reviews and regulatory safety and soundness examinations. Spectrum is able to facilitate substantial credit requests, or augment loan demand, through the purchase and sale of participations among its subsidiary banks, as well as other affiliated and unaffiliated banks or other financial institutions. As of June 30, 2000, approximately 94% of all loans and leases were to customers within Spectrum's market area.

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

Citizens Bank, Mount Ayr, and Citizens Bank of Princeton have weekly joint loan committee meetings with an affiliated bank. Rushmore Bank & Trust's loan committee meets weekly. F&M Bank has three regional loan committees that meet weekly. Citizens Bank, Carlisle has a Directors Loan Committee meeting as needed.

Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount and extent of other banking relationships maintained with customers and are further subject to competitive pressures, prevailing market interest rates, availability of funds and government regulations.

In the ordinary course of business, Spectrum's banks issue letters of credit. See Note 17 to Consolidated Financial Statements. Spectrum's banks apply the same credit standards to those commitments as they use in direct lending activities and have included these commitments in their lending risk evaluations. Spectrum's exposure to credit loss under letters of credit is represented by the amount of those commitments.

Under applicable federal and state law, permissible loans to one borrower after June 30, 2000, were limited to $4,078,822 for F&M Bank, $3,191,878 for Rushmore Bank & Trust, $1,349,250 for Citizens Bank, Mount Ayr, $862,891 for Citizens Bank of Princeton and $1,575,000 for Citizens, Carlisle. Certain exceptions, depending on the laws of the different states in which the Banks operate, increase the loan limit to one borrower for certain purposes.

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

EMPLOYEES

As of June 30, 2000, Spectrum had approximately 273 full-time equivalent employees. Management considers its relationship with its employees to be very good.

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

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of core and supplementary capital elements, with supplementary capital being limited to 100% of core capital. For bank holding companies, core capital, also known as Tier I capital, generally includes common stockholders' equity, trust preferred securities and minority interests in consolidated subsidiaries, less the unamortized balance of intangible assets. No more than 25% of core capital may be comprised of cumulative preferred stock and/or trust preferred stock. Supplementary capital, also known as Tier 2 capital, generally includes certain forms of perpetual preferred stock and/or trust preferred stock, as well as maturing capital instruments and the allowance for loan losses limited to 1.25% of risk-weighted assets. The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of core capital.

At June 30, 2000, Spectrum's core capital was $54,469,000.

In addition to the risk-based capital guidelines, the Federal Reserve and the Federal Deposit lnsurance Corporation use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's core capital divided by its average tangible assets. Based upon the current capital status of Spectrum, the applicable minimum required leverage ratio is 4%.

The table below presents ratios of (I) total capital to risk-weighted assets,
(2) core capital to risk-weighted assets and (3) core capital to tangible assets, at June 30, 2000:


Ratio                                                                                   At June 30, 2000
-----                                                                                   ----------------
                                                                                                   Minimum
                                                                                       Actual      Required
                                                                                       ------      --------
      Total Capital to Risk-Weighted Assets...........................................11.61%         8.00%
      Core Capital (Tier I) to Risk-Weighted Assets....................................9.38%         4.00%
      Core Capital (Tier I) to Average Assets..........................................7.03%         4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Spectrum's capital ratios were above the minimum required as of June 30, 2000.

THE BANKS

General. Spectrum owns five banks: F & M Bank, Watertown, South Dakota, a South Dakota banking corporation with 12 banking locations; Rushmore Bank & Trust Co., Rapid City, South Dakota, a South Dakota banking corporation with five banking locations; Citizens Bank, Mount Ayr, Iowa, an Iowa banking corporation with seven banking locations; Citizens Bank of Princeton, Princeton, Missouri, a Missouri banking corporation with two banking locations; and Citizens, Carlisle, an Iowa corporation with three banking locations. Subject to regulatory limits, the deposits of Spectrum's banks are insured by the Federal Deposit Insurance Corporation, and the banks are subject to supervision and regulation by the Federal Deposit Insurance Corporation. In addition, the South Dakota banks are regulated by the South Dakota Division of Banking, the Iowa banks are regulated by the Iowa Division of Banking, and the Missouri bank is regulated by the Missouri Division of Finance.

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

The table below presents the regulatory capital ratios of the Spectrum subsidiary banks at June 30, 2000:

                                                        At June 30, 2000
                                       ----------------------------------------------------


                                                      Rushmore Bank &     Citizens Bank,
              Ratio                    F&M Bank            Trust            Mount AYR
              -----                    --------       ---------------     --------------
Total capital to risk-
  weighted assets.........               11.46%             10.92%              11.24%
Core capital (Tier 1)  to
  risk-weighted assets...                10.26%              9.75%               9.99%
Core capital (Tier I) to
  average asset.......                    7.84%              8.14%               7.54%

                                                         At June 30, 2000
                                       ----------------------------------------------------

                                       Citizens
                                        Bank of        Citizens Bank,
              Ratio                    Princeton          Carlisle       Minimum Required
              -----                    --------       ---------------     --------------
Total capital to risk-
  weighted assets.........               12.59%             12.90%               8.00%
Core capital (Tier I) to
  risk-weighted assets                   11.33%             11.65%               4.00%
Core capital (Tier I) to
  average assets..........                8.74%              6.94%               4.00%

Banking regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a core capital leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a core risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of June 30, 2000, all of Spectrum's subsidiary banks were well capitalized.

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

Deposit Insurance Premiums. The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits subject to Bank Insurance Fund assessments, based on each institution's risk classification. The subsidiary banks' insured deposits are subject to assessment payable to the Bank Insurance Fund. An institution's risk classification is based on an assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. All five Spectrum subsidiary banks are rated "one" (well capitalized) and "Group A" (financially solid institutions with only a few minor weaknesses) for these purposes.

Interstate Banking Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (I) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Spectrum's subsidiary banks do not currently have any plans to take any actions permitted by this law.

The passage of the Gramm-Leach-Bliley Act (GLBA) during the fourth quarter of 1999 permits qualified bank holding companies to elect to become financial holding companies and to engage in expanded financial activities. The effective date allowing election to a Financial Holding Company was March 11, 2000. As of June 30, 2000 Spectrum Bancorp had not elected to convert but reserves this right under the new rule.

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

                                                                                                      Approximate Square
Name of Bank and Address of Branch              Year Opened              Type of Interest             Footage of Facility
----------------------------------              -----------              ----------------             -------------------
F&M Bank Main Office                             1935        Land and building owned by F&M Bank          10,078
35 1st Ave. NE
Watertown, SD  57201

F&M Bank Watertown Branch                        1980        Land and building owned by F&M Bank          3,000
Hwys. 212 & 81
Watertown, SD  57201

F&M Bank Garden City Branch                      1946        Land and building owned by F&M Bank          1,250
Main Street
Garden City, SD  57236



F&M Bank Rosholt Branch                          1984        Land and building owned by F&M Bank          3,500
Main Street
Rosholt, SD  57260

F&M Bank McIntosh Branch                         1978        Land and building owned by F&M Bank          1,800
217 Main St.
McIntosh, SD  57641

F&M Bank Morristown Branch                       1978        Land and building owned by F&M Bank          1,250
302 Main St.
Morristown, SD  57645

F&M Bank Madison Branch                          1996        Land and building owned by F&M Bank          2,500
301 N. Egan Ave
Madison, SD  57042

F&M Bank Aberdeen Branch                         1996        Land and building owned by F&M Bank          4,200
517 So. Lincoln St.
Aberdeen, SD  57402

F&M Bank Sioux Falls Branch                      1996        Land and building owned by F&M Bank          2,500
1901 W. 41st St.
Sioux Falls, SD  57105

F&M Bank Webster Branch                          1996        Land and building owned by F&M Bank          1,800
1301 Main St.
Webster, SD  57274

F&M Bank Chamberlain Branch                      1996        Leased                                       1,250
111 W. Lawler
Chamberlain, SD  57325

F&M Bank Gettysburg Branch                       1996        Land and building owned by F&M Bank          1,250
108 S. Exene
Gettysburg, SD  57442

Rushmore Bank & Trust Main Office                1952        Land and building owned by                   12,419
14 St. Joseph St.                                            Rushmore Bank & Trust
Rapid City, SD  57701

Rushmore Bank & Trust
South Canyon Branch                              1974        Land and building owned by                   3,798
3510 Sturgis Rd.                                             Rushmore Bank & Trust
Rapid City, SD  57702



Rushmore Bank & Trust
Spearfish Branch                                 1999        Land and building owned by                   3,720
526 N. Main St.                                              Rushmore Bank & Trust
Spearfish, SD  57785

Rushmore Bank & Trust                            1997        Leased                                        500
FTC West Branch (grocery store)
751 Mountain View Rd.
Rapid City, SD  57702

Rushmore Bank & Trust                            1999        Leased                                        500
FTC East Branch (grocery store)
1516 E. St. Patrick St.
Rapid City, SD  57701

Citizens Bank, Mount Ayr                         1998        Land and building owned by                   2,500
Main Office                                                  Citizens Bank, Mt. Ayr
100 E. South
Mount Ayr, IA 50174

Citizens Bank, Mount Ayr                         1999        Land and building owned by                   8,265
Leon Branch                                                  Citizens Bank, Mt. Ayr
111 No. Main
Leon, IA 50144

Citizens Bank, Mount Ayr                         1977        Land and building owned by                   1,200
Leon Drive-in Branch                                         Citizens Bank, Mt. Ayr
1008 W. First
Leon, IA 50144

Citizens Bank, Mount Ayr                         1937        Land and building owned by                    960
Grand River Branch                                           Citizens Bank, Mt. Ayr
126 Broadway
Grand River, IA 50108

Citizens Bank, Mount Ayr                         1993        Land and building owned by                   2,500
Hamburg Branch                                               Citizens Bank, Mt. Ayr
1220 Main
Hamburg, IA 51640

Citizens Bank, Mount Ayr                         1993        Land and building owned by                   1,200
Riverton Branch                                              Citizens Bank, Mt. Ayr
186 Summer St.
Riverton, IA 51650



Citizens Bank, Mount Ayr                         1994        Land and building owned by                   2,500
Osceola Branch                                               Citizens Bank, Mt. Ayr
610 W. McLane
Osceola, IA 50313

Citizens Bank of Princeton                       1988        Land and building owned by                   4,708
Main Office                                                  Citizens Bank of Princeton
US Highway 136 & 65
Princeton, MO 64673

Citizens Bank of Princeton                       1994        Land and building owned by                   1,450
Milan Branch                                                 Citizens Bank of Princeton
825 N. Pearl
Milan, MO 63556

Citizens Bank, Carlisle                          1938        Land and building owned by                   2,800
100 1st St                                                   Citizens Bank, Carlisle
Carlisle, IA 50047

Citizens Bank, Carlisle                          1974        Land and building owned by                    550
Highway 5 and Vine                                           Citizens Bank, Carlisle
Hartford, IA 50118

Citizens Bank, Carlisle                          1999        Land and building owned by                    960
206 Brown                                                    Citizens Bank, Carlisle
Runnells, IA 50237

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS. There is no established public trading market for any class of common equity of Spectrum or any of its subsidiaries.

On May 31,1999, the Company issued 61,063 shares of its common stock and 8,000 shares of its 10% non-voting non-cumulative perpetual preferred stock in the merger of Spectrum Bancorporation, Inc. and Rushmore Financial Services, Inc., into the Company. Shares of common stock were issued to Deryl F. Hamann, individually and as trustee of separate trusts for the benefit of his four children and to three of his children as co-trustees of the Deryl F. Hamann Irrevocable Qualified Marital Trust. Shares of preferred stock were issued to Spectrum Financial Services, Inc., which is owned by Deryl F. Hamann individually or as trustee for the benefit of his children. No underwriters were involved in the transaction and the issuance was made in a transaction exempt from the requirements of Section 5 of the Securities Act of 1933 pursuant to
Section 4(2) thereof. No cash proceeds were generated from the issuance. The issued common and preferred shares replaced existing common and preferred shares of the merged companies.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Spectrum for each of the years in the five-year period ended June 30, 2000. The data set forth below includes the accounts of American Federal Bank, fsb, Madison, South Dakota from May 31, 1996, the date of acquisition of American Federal; the accounts of First Savings and Loan Association of South Dakota, Aberdeen, South Dakota, from March 27, 1998, the date of acquisition of accounts of First Savings; and the accounts of Hartford-Carlisle Savings Bank in Carlisle, Iowa, from January 14, 2000, the date of the acquisition of certain accounts of Hartford-Carlisle Savings Bank. The completed acquisitions were accounted for under the purchase method of accounting. The following table should be read in conjunction with the consolidated financial statements of Spectrum and the notes thereto appearing elsewhere in this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                           At or for the Year Ended June 30,
                                                             -----------------------------------------------------------
                                                           2000          1999          1998            1997           1996
                                                           ----          ----          ----            ----           ----
                                                              (dollars in thousands, except per common share data)
CONSOLIDATED STATEMENTS OF INCOME:

Interest income..................                        $ 55,572      $ 46,273      $ 41,905        $ 37,144       $ 29,197
Interest expense.................                          28,899        23,156        21,760          18,531         14,196



Net interest income..............                          26,673        23,117        20,145          18,613         15,001
Provision for loan losses........                           1,826         1,333         1,374           1,233          2,541
Other income.....................                           6,438         5,950         4,574           3,582          2,945
Other expenses...................                          18,936        16,518        14,074          13,302         10,635
Income taxes.....................                           4,359         4,014         3,124           2,266          1,691
Minority interest in earnings
  of subsidiaries................                             404           357           312             261            248
Net income.......................                           7,586         6,845         5,835           5,133          2,831
PER COMMON SHARE DATA:
Earnings per share...............                        $ 103.89       $ 93.34       $ 79.15         $ 69.34        $ 36.81
Cash dividends...................                            2.80          1.39             0               0              0
Tangible book value per share(1)                           467.86        458.47        376.67          315.30         237.17

CONSOLIDATED BALANCE SHEETS:
Assets...........................                         773,956       611,170       548,077         487,619        423,539
Loans, net of unearned
  income(2)......................                         582,011       472,990       408,470         360,904        296,168
Allowance for loan losses........                           7,352         6,020         5,599           5,404          4,790
Deposits.........................                         629,373       506,909       450,790         399,178        357,489
Nonperforming assets.............                           8,209         6,719         8,109           7,068          2,934
Stockholders' equity.............                          43,033        37,197        31,548          26,242         20,803

                                                                   At or for the Year Ended June 30,
                                                           ---------------------------------------------------
                                                         2000         1999         1998        1997      1996
                                                         ----         ----         ----        ----      ----
                                                          (dollars in thousands, except per common share data)
KEY RATIOS:
 Net interest margin(3)..........                        4.15%        4.29%       4.22%        4.49%     4.55%
 Return on average assets........                         1.09         1.17        1.12         1.14      0.79
 Return on average
   stockholders' equity..........                        18.19        19.69       20.40        22.76     14.33
 Nonperforming loans to total loans                       1.39         1.40        1.96         1.92      0.85
 Loan charge-off to average loans                         0.10         0.21        0.45         0.19      0.26
 Allowance for loan losses to total loans                 1.26         1.27        1.37         1.50      1.62
 Allowance for loan losses to nonperforming loans....... 90.79        91.17       69.93        77.84    189.55
 Core risk-based capital.............                     9.38         7.77        7.55         7.30      6.74

--------
(1) Stockholders' equity less preferred stock less cost in excess of net assets acquired (goodwill), divided by period end shares outstanding of common stock.
(2) Before allowance for loan losses.
(3) On a tax equivalent basis.



Total risk-based capital.........                        11.61         9.02        8.80         8.55      7.99
Leverage ratio...................                         7.03         6.17        5.58         5.40      5.24
Stockholders' equity to assets...                         5.56         6.09        5.76         5.38      4.91

RATIO OF EARNINGS TO FIXED CHARGES(4):
Including interest on deposits...                        1.42x        1.47x       1.41x        1.40x    1.31x
Excluding interest on deposits...                        3.16x        4.01x       3.37x        3.70x    3.42x

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

Prior to the combination, Decatur's fiscal year ended December 31 and the fiscal year of Spectrum Bancorporation, Inc. and its wholly-owned subsidiary, Rushmore Financial Services, Inc., ended June 30. In recording the combination, the related financial statements for the twelve months ended June 30, 1998, were combined with Spectrum Bancorporation, Inc.'s financial statements for the same period. For previous periods, Decatur's fiscal years ended December 31, 1997 and 1996, were combined with Spectrum Bancorporation, Inc.'s fiscal years ended June 30, 1997 and 1996. An adjustment has been made to stockholders' equity as of June 30, 1998, to eliminate the effect of including Decatur's results of operations for the six months ended December 31, 1997, in both the years ended June 30, 1998 and 1997. Spectrum's fiscal year ends June 30.

-----------------------
(4) The ratio of earnings to fixed charges is computed by dividing (x) the sum of income before income taxes and fixed charge by (y) fixed charge. Fixed charges consist of interest on borrowings, amortization of debt expense, implicit interest on leases and dividends on Spectrum's series 1 and 2 preferred stock.

ACQUISITIONS

On January 14, 2000, Spectrum acquired selected assets and the deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa through a newly chartered, wholly owned bank subsidiary ("Citizens Bank, Carlisle"). On January 14, 2000, state and federal banking regulators closed the Harford-Carlisle Savings Bank with offices in the Iowa towns of Carlisle, Hartford, and Runnells. Following the closing of the bank, Spectrum assumed certain deposits and purchased certain assets of the bank from the FDIC. Spectrum paid the FDIC a $5.5 million premium to assume approximately $70.5 million in deposits, $4.8 million in liquid assets, and $139,000 in loans. After the initial purchase, Spectrum acquired an additional $34.4 million in loans and the fixed assets of the bank. All three of the bank's locations were kept open.

The newly chartered state bank, Citizens Bank, Carlisle, was capitalized with $10.5 million in capital; the purchase included a $5.5 million premium paid to the FDIC. Spectrum borrowed $3 million and funded the rest of the purchase price from liquid resources on hand. The acquisition was accounted for in a manner similar to a purchase and the deposit premium was allocated to goodwill and will be amortized over 15 years. A major reason for this acquisition was the proximity of this bank's offices to the Des Moines market, and the ability to branch. Management intends to enter West Des Moines when appropriate.

On March 27, 1998, Spectrum acquired all of the outstanding shares of First Savings & Loan Association of South Dakota, Inc., Aberdeen, South Dakota. First Savings was merged into F&M Bank, a subsidiary bank of Spectrum. Assets of $16,999,000, loans, net of unearned fees, of $14,016,000 and deposits of $14,085,000 were acquired in connection with the merger.

On May 31, 1996, Spectrum acquired all of the outstanding shares of Am-First Financial Corporation. Am-First owned 100% of the outstanding stock of American Federal Bank, fsb, Madison, South Dakota. American Federal was merged into F&M Bank. Assets of $56,429,000, loans, net of unearned fees, of $29,338,000 and deposits of $45,206,000 were acquired in connection with the merger.

SUBSEQUENT EVENTS

On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB (Commercial) located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc. (HFI), an unaffiliated holding company which owned two banks in southeastern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,356,156 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $55,990,045 and loans of $48,659,556 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr.

On August 7, 2000, the Company acquired all of the outstanding shares of Citizens Corporation (Citizens), an affiliated one-bank holding company which owned Citizens Bank, Chariton, Iowa. The transaction was accounted for in a manner similar to a pooling of interests. The Company exchanged 7,584 newly issued shares of common stock for all 4,628 outstanding shares of Citizens, and assumed a $1,200,000 10.00% capital note payable. Citizens Bank, Chariton, Iowa was merged into the Company's subsidiary, Citizens Bank, Mt. Ayr. Deposits of $60,382,514 and loans of $52,472,988 were acquired.

RESULTS OF OPERATIONS

GENERAL

Net income for the year ended June 30, 2000, was $7,586,000 compared to net income of $6,845,000 for the year ended June 30, 1999, and compared to net income of $5,835,000 for the year ended June 30, 1998.

For the years ended June 30, 2000, 1999 and 1998, the return on average assets was 1.09%, 1.17%, and 1.12%. For the years ended June 30, 2000, 1999 and 1998, the return on average stockholders' equity was 18.19%, 19.69%, and 20.40%.

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

                                                                Year Ended June 30,
                                             -----------------------------------------------------
                                2000                                1999                            1998
                                ----                                ----                            ----
                                           Interest                            Interest                        Interest
                              Average      Income/      Yield/     Average     Income/  Yield/     Average      Income/     Yield/
                              Balance      Expense       Rate      Balance     Expense   Rate      Balance      Expense      Rate
                              -------      -------      ------     -------     -------  ------    ---------    ---------    -------
                                                                                              (dollars in thousands)
Interest-earning assets:

  Loans, net of un-
    earned fees(1)(2)...    $517,471     $46,950      9.07%       $429,346    $38,924   9.07%     $380,681       $35,414    9.30%

----------------------
(1) The data includes the accounts of American Federal from May 31, 1996, the date of acquisition of American Federal, accounts of First Savings from
    March 27, 1998, the date of acquisition of First Savings and the accounts of
    Hartford-Carlisle Savings Bank from January 16, 2000, the date of acquisition. The completed acquisitions were accounted for under the purchase method of accounting.
(2) Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest
    Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.



  Investment securities:
    taxable.............      94,402       6,346      6.72%    85,721       5,449     6.36%        73,250      4,542        6.20%

    Tax exempt (tax
      equivalent).......       8,058         733      9.09%     9,233         779     8.44%        11,720        964        8.23%
 Federal funds sold.....      28,128       1,764      6.27%    20,246       1,386     6.85%        19,604      1,313        6.70%
                            --------       -----               ------      ------                 -------     ------

    Total interest-
      earning assets....    $648,059     $55,793      8.61%  $544,546     $46,538     8.55%      $485,255    $42,233        8.70%
                             =======                          =======                            ========
Interest-bearing
  liabilities:
 Demand, savings
    and money market
    deposits..........      $169,463      $4,392     2.59%   $145,849      $3,924     2.69%      $122,747     $3,622        2.95%
 Time deposits........       344,606      19,131     5.55%    284,523      15,827     5.56%       253,690     14,548        5.73%
                             -------       ------              -------      ------                --------    ------

 Total interest-
   bearing deposits...       514,069      23,523     4.58%    430,372      19,751     4.59%       376,437     18,170        4.83%

Federal Home Loan Bank
borrowings, federal funds
purchased and securities
sold under agreements
to repurchase                 56,178       3,334     5.93%     46,019       2,500     5.43%        45,509      2,591        5.69%
Notes payable.........         3,158         231     7.30%     12,367         905     7.32%        12,681       999         7.88%
Company obligated
  mandatory redeemable
  preferred securities of
  subsidiary trust
  holding solely junior
  subordinated debentures     18,700       1,811     9.68%          0          0      0.00%             0           0        0.00%
                              ------       -----     -----          -          -      -----             -           -        -----

Total interest-bearing
  liabilities.........      $592,105      $28,899    4.88%   $488,758     $23,156      4.74%     $434,627     $21,760        5.01%
                            --------       -------            =======     -------                ========     ------

Net interest income...                    $26,894                         $23,382                             $20,473
                                            ======                         ======                             ======
Interest rate spread                                 3.73%                             3.81%                                3.69%
Net interest margin(4)                               4.15%                             4.29%                                4.22%
Ratio of average
  interest-bearing
  liabilities to average
  interest-earning assets     91.37%                           89.76%                              89.57%

Net interest income, on a tax-equivalent basis, was $26,894,000 for the year ended June 30, 2000, an increase of $3,512,000 from $23,382,000 in 1999. This increase resulted primarily from an increase of $103,513,000 in average interest-earning assets to $648,059,000 for the year ended June 30, 2000, from $544,546,000 in 1999. The majority of the asset growth was due to a bank acquisition and growth in the loan portfolio. Average loans increased $88,125,000 to $517,471,000 for the year ended June 30, 2000, from $429,346,000 in 1999.

-------------------------
(4) The net interest margin is equal to net interest income divided by average interest-earning assets.

Interest expense increased $5,743,000 to $28,899,000 for the year ended June 30, 2000, from $23,156,000 in 1999. The cost of interest-bearing liabilities for the year ended June 30, 2000, was 4.88% compared to 4.74% in 1999. When combined with noninterest-bearing deposits, the cost of funds was 4.46% for the year ended June 30, 2000, compared to 4.30% in 1999. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $56,178,000 in 2000, an increase of $10,159,000 from $46,019,000 in 1999. This source was used to supplement core deposits in funding the loan growth.

As a result of these factors, net interest margin, on a tax-equivalent basis, decreased to 4.15% for the year ended June 30, 2000, compared to 4.29% for the year ended June 30, 1999.

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

Interest expense increased $1,396,000 to $23,156,000 for the year ended June 30, 1999, from $21,760,000 in 1998. The cost of interest-bearing liabilities for the year ended June 30, 1999, was 4.74% compared to 5.01% in 1998. When combined with non-interest-bearing deposits the cost of funds was 4.30% for the year ended June 30, 1999, compared to 4.26% for 1998. The average balances of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $46,019,000 in 1999, an increase of $510,000 from $45,509,000 in 1998. This source was used to supplement core deposits in funding loan growth.

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

                                     2000 vs. 1999                  1999 vs. 1998                     1998 vs. 1997
                            ----------------------------   ------------------------------  ---------------------------------
                               Increase (Decrease) Due to         Increase (Decrease) Due to         Increase (Decrease) Due to
                                    Changes In:                         Changes In:                        Changes In:
                            ----------------------------   ------------------------------  ---------------------------------
                               Volume       Rate      Total      Volume       Rate      Total      Volume       Rate       Total
                               ------       ----      -----      ------       ----      -----      ------       ----       -----
                                                              (dollars in thousands)
Interest-earning assets:
Loans, net of unearned
fees.....................      $ 7,993       $ 33     $ 8,026     $4,431     $ (921)     $3,510      $ 5,273      $(698)   $  4,575
Investment securities:
Taxable..................
                                   568        329         897        790         117        907        (195)       (224)       (419)



Tax exempt (tax
  equivalent)............        (103)         57        (46)      (209)          24      (185)          112        (84)         28

Federal funds sold.......          517      (139)        378          44          29        73           599        (12)        587
                                   ---      -----        ----     ------       -----     ------         ----        ----       ---
Total interest income....        8,975        280       9,255      5,056       (751)      4,305        5,789     (1,018)      4,771

Interest-bearing
liabilities:
Demand, savings and
money market deposits              624      (156)         468        644       (342)        302          509        (24)        485
Time deposits............        3,340       (36)       3,304      1,731       (452)      1,279        1,704        (10)      1,694
                                   ---      -----        ----     ------       -----     ------         ----        ----       ---
Total interest-bearing
  deposit expense..........      3,964      (192)       3,772      2,375       (794)      1,581        2,213        (34)      2,179
Federal Home Loan Bank
  borrowings, federal
  funds purchased and
  securities sold under
  agreements to
  repurchase                       577        257         834         29       (120)        (91)         823          86        909
Notes payable............       (673)          (2)      ( 674)       (25)       (69)        (94)         (20)        161        141

Company obligated
  mandatorily redeemable
  preferred securities
  of subsidiary trust
  holding solely junior
  subordinated debentures        1,811          0       1,811          0          0           0            0           0          0

Total interest expense...        5,680         63       5,743      2,379       (983)      1,396        3,016         213      3,229
                               -------   --------    --------    -------    -------     -------     --------    --------    -------
Increase (decrease) in
net interest income......      $ 3,295   $    217    $  3,512    $ 2,677    $   232     $ 2,909     $  2,773    $ (1,231)   $ 1,542
                               =======   ========    ========    =======    =======     =======     ========    ========    =======

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

The provision for loan losses for the year ended June 30, 2000, was $1,826,000 compared to $1,333,000 for the year ended June 30, 1999. This represents an increase of $493,000, or 36.98%. This increase was primarily due to increased loan volume. The provision for loan losses for the year ended June 30, 1999, was $1,333,000, compared to $1,374,000 for the previous year.


OTHER INCOME

The following table presents Spectrum's other income for the indicated periods.

                                                                           Year Ended June 30,
                                                            -------------------------------------------
                                                                 2000            1999           1998
                                                                -------         -------        -------
                                                                       (dollars in thousands)
Service charges and other fees.........                     $     3,789     $     2,899     $    2,126
Net gains from sale of loans...........                             628           1,120            803
Gain (loss) on securities, net.........                            (13)              27            179
Other income...........................                           2,034           1,904          1,466
                                                                  -----            ------       ------
          Total other income........                        $     6,438     $     5,950     $    4,574
                                                                  =====           ======         =====

During the year ended June 30, 2000, total other income increased to $6,438,000 from $5,950,000 for the year ended June 30, 1999, due primarily to increases in fees for customer services. Net gains from the sale of loans arise when the subsidiary banks originate loans and sell them in the secondary market with servicing released. For this they receive fees that are realized immediately into income. Other income for the year ended June 30, 2000, increased to $2,034,000 compared to $1,904,000 in 1999, an increase of $130,000 due primarily to increases in other operating income including commissions from the sale of non-depository investment products.

OTHER EXPENSES

The following table presents Spectrum's other expenses for the indicated periods.


                                                                           Year Ended June 30,
                                                            -------------------------------------------
                                                                 2000            1999           1998
                                                                -------         -------        -------
                                                                       (dollars in thousands)
Salaries and employee benefits.........                     $      9,774    $      8,875    $   7,854
Occupancy expense, net.................                            1,131             961          804
Data processing........................                            1,464           1,286          717
Other expenses.........................                            6,567           5,396        4,699
                                                                   -----          ------        -----
             Total other expense.......                     $     18,936    $     16,518     $ 14,074
                                                                  ======         =======       ======

Other expenses increased $2,418,000 or 14.64%, to $18,936,000 during the year ended June 30, 2000, from $16,518,000 for the year ended June 30, 1999. This increase is primarily a result of an increase in salaries and employee benefits, advertising and bank acquisition. Other expenses increased $2,444,000 or 17.37%, to $16,518,000 in 1999 from $14,074,000 in 1998, primarily due to increases in salaries and benefits and data processing expense.

Salaries and employee benefits rose $899,000 or 10.13%, to $9,774,000 for the year ended June 30, 2000, from $8,875,000 for the corresponding period of 1999. Salaries and benefits rose $1,021,000, or 13.00%, to $8,875,000 in 1999 from $7,854,000 in 1998. The increases in salaries were due to Spectrum's recent bank acquisition in 2000.

Net occupancy expense increased $170,000, or 17.69%, to $1,131,000 for the year ended June 30, 2000, from $961,000 for the year ended June 30, 1999. Net occupancy costs increased primarily due to bank acquisition in 2000. Net occupancy expense increased $157,000, or 19.53%, to $961,000 in 1999 from $804,000 in 1998.

Data processing costs increased $178,000, or 13.84% to $1,464,000 for the year ended June 30, 2000, from $1,286,000 during the year ended June 30, 1999. Data processing expense increased $569,000, or 79.36%, to $1,286,000 in 1999 from $717,000 in 1998. Data center costs increased in the year ended June 30, 1999, due to the purchase of new equipment and software for the in-house data center.

Other operating expenses include, among many other items, equipment expense, postage, due from bank account charges, armored car and courier fees, travel and entertainment, advertising, regulatory examination fees, directors' fees, dues and subscriptions, and FDIC insurance premiums. These expenses increased $1,171,000, or 21.70%, to $6,567,000 for the year ended June 30, 2000, from
$5,396,000 for the year ended June 30, 1999. These expenses increased $697,000, or 14.83%, to $5,396,000 during 1999 from $4,699,000 during 1998. Other operating expenses increased for the year ended June 30, 2000 due in part to increases in advertising costs, which accounted for an increase of $357,000, or 30.49% of increase.

FEDERAL INCOME TAX

Spectrum's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $345,000 to $4,359,000 for the year ended June 30, 2000, from $4,014,000 for the year ended June 30, 1999, reflecting the increase of income before taxes for the period. Spectrum's recorded income tax expenses totaled $4,014,000 in 1999 and $3,124,000 in 1998.

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

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans, net of unearned fees, increased $109,021,000, or 23.05%, to $582,011,000 at June 30, 2000, from $472,990,000 at June 30, 1999. Total loans, net of unearned fees, increased $72,520,000, or 15.80 %, at June 30, 1999, from $408,470,000 at June 30, 1998.

Spectrum's subsidiary banks primarily make installment loans to individuals and commercial loans to small to medium-sized businesses and professionals. The subsidiary banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. See "Business-Loans." Typically, the subsidiary banks' commercial loans have floating rates of interest, are for varying terms, generally not exceeding five years, are personally guaranteed by principals of the borrower and are collateralized by accounts receivable, inventory or other business assets.

The following tables present Spectrum's loan balances at the dates indicated categorized by loan type:

                                            June 30, 2000                 June 30, 1999                  June 30, 1998
                                            -------------                 -------------                  -------------
                                                                      (dollars in thousands)
Loans to individuals...........      $        96,216         16.74%       $ 75,579        16.18%       $ 58,205          14.45%
Real estate loans..............              118,060          20.54         90,789         19.44        129,761          32.21
Commercial and agricultural                  363,808          63.31        304,632         65.24        209,387          51.97
Other loans....................                4,227           0.74          2,455          0.53         11,531           2.86
                                          -----------        -------    ----------     ---------      ---------       --------
 Total face amount of loans....              582,311         101.33        473,455        101.39        408,884         101.49
Unearned loan fees.............                 (300)         (0.05)          (465)        (0.10)          (414)         (0.10)
                                          -----------        -------    ----------     ---------      ---------       --------
Loans..........................              582,011         101.28%       472,990        101.29%       408,470         101.39%
Less allowance for loan losses                (7,352)         (1.28)        (6,020)        (1.29)        (5,599)         (1.39)
                                          -----------        -------    ----------     ---------      ---------       --------
Net Loans.....................             $ 574,659         100.00%      $466,970        100.00%      $402,871         100.00%

                                                  June 30, 1997                June 30, 1996
                                                  -------------                -------------
                                                             (dollars in thousands)
Loans to individuals...........      $       54,982           15.47%      $ 61,478         21.10%
Real estate loans..............             144,463           40.64        107,939         37.04
Commercial and agricultural                 152,906           43.01        117,758         40.41
Other loans....................               8,825            2.48          9,065          3.11
                                          -----------        -------    ----------     ---------
  Total face amount of loans...             361,176          101.60        296,240        101.66
Unearned loan fees.............                (272)          (0.08)           (72)        (0.02)
                                          -----------        -------    ----------     ---------
Loans..........................             360,904          101.52%       296,168        101.64%
Less allowance for loan losses               (5,404)          (1.52)        (4,790)        (1.64)
                                           ---------         ------       --------      --------
  Net loans....................          $  355,500          100.00%     $ 291,378        100.00%
                                          =========          =======      ========       =======

As of June 30, 2000, loans, net of unearned fees, were $582,011,000 or $109,021,000 greater than loans of $472,990,000 at June 30, 1999. Spectrum's primary category of loans, commercial and agricultural loans, constituting almost two-thirds of loans as of June 30, 2000, trended upward as indicated at the stated dates. At June 30, 2000, agricultural loans totaled $77,742,000. Of this amount, $31,468,000 comprised loans primarily secured by agricultural real estate, and $46,274,000 comprised loans primarily secured by agricultural operating assets. At June 30, 1999, agricultural loans totaled $66,296,000. Of this amount, $26,869,000 comprised loans primarily secured by agricultural real estate, and $39,427,000 comprised loans primarily secured by agricultural operating assets. Commercial and agricultural loans were $363,808,000 as of June 30, 2000, an increase of $59,176,000 over the $304,632,000 balance as of June 30, 1999.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Spectrum had no concentrations of loans at June 30, 2000, except for those set forth in the above table. Spectrum had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2000.

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

LOAN MATURITIES

The following tables present, at June 30, 2000, and June 30, 1999, loans, net of unearned fees, by maturity in each major category of Spectrum's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated by Spectrum in the same manner as new credit applications. If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Spectrum's lending personnel.

                                                                              At June 30, 2000
                                                 ---------------------------------------------------------------------------
                                                          Over One Year
                                                         Through Five Years                      Over Five Years
                                                        --------------------                    ------------------
                                               One Year                        Floating                 Floating
                                               or Less         Fixed Rate        Rate     Fixed Rate      Rate          Total
                                               -----------     ----------    -----------  -----------   -----------  -----------
                                                                             (dollars in thousands)
Loans to individuals.......................    $  10,953       $  71,512     $  2,963     $ 10,716     $     72      $ 96,216
Real estate loans..........................       28,961          40,858       23,211       20,505        4,474       118,009
Commercial and agricultural................      142,442          95,660       72,976       19,334       33,147       363,559
Other loans................................          102           3,653           25          447            0         4,227
                                               -----------     ----------    -----------  -----------   -----------  -----------
Total loans................................    $ 182,458        $211,683      $99,175      $51,002      $37,693      $582,011
                                               ==========      =========      ========     ========     =======      ========

                                                                              At June 30, 1999
                                                 ---------------------------------------------------------------------------
                                                          Over One Year
                                                         Through Five Years                      Over Five Years
                                                        --------------------                    ------------------
                                               One Year                        Floating                 Floating
                                               or Less         Fixed Rate        Rate     Fixed Rate      Rate          Total
                                               -----------     ----------    -----------  -----------   -----------  -----------
                                                                             (dollars in thousands)
Loans to individuals.......................       $12,458       $  48,883    $    4,683     $   9,543  $         12      $  75,579
Real estate loans..........................        28,059          27,577        16,580        18,482             0         90,698
Commercial and agricultural................       149,694          97,846        32,127        12,174        12,417        304,258
Other loans................................           112           2,236             0           107             0          2,455
                                               -----------     ----------    -----------  -----------   -----------    -----------
         Total loans.......................      $190,323        $ 76,542       $53,390      $ 40,306       $12,429       $472,990
                                               ==========       =========       ========      ========     =======       ========

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

In addition to the internally classified loans, the subsidiary banks also have a "watch list" of loans that further assists their monitoring of their loan portfolios. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the watch list at June 30, 2000 were current and paying in accordance with loan terms. Spectrum's external loan review process has consisted of intensive on-site reviews performed at each subsidiary bank. The scope of the reviews consistently covered at least 50% or higher of the dollars outstanding in each respective bank's loan portfolio. An independent consulting firm has performed the reviews with the on-site assistance of affiliated bank loan officers. The external loan review program through June 30, 2000 has been under the direct oversight of Spectrum's President. As of July 1, 2000 Spectrum has hired a Chief Credit Officer with oversight responsibilities for all credit originated by the subsidiary banks. The Chief Credit Officer will continue the external loan review program and will be actively involved in on-site review at each subsidiary bank. The Chief Credit Officer will engage independent loan reviews as needed. External loan review results of each subsidiary bank are reported to bank management and the Board of Directors for each bank. In addition, the President of Spectrum reviews the results of each loan review.

NONPERFORMING LOANS

Non-performing loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal and/or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

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

The following table lists nonaccrual, past due and restructured loans and other real estate and other repossessed assets at June 30, 2000, and for each of the past four years.

                                                                               At June 30,
                                                 ------------------------------------------------------------------
                                                 2000          1999           1998          1997          1996
                                                 ----          ----           ----          ----          ----
                                                                          (dollars in thousands)
Nonaccrual loans.....................         $  1,381     $    1,401       $2,337       $ 1,971         $ 1,936

Accruing loans past due over
  90 days............................            1,831          1,016        1,484           543             340

Restructured loans...................            4,887          4,186        4,186         4,428             251
                                                 -----       --------        ------       ------          ------
Total non-performing loans...........            8,099          6,603        8,007         6,942           2,527
Other real estate and other
  repossessed assets.................              110            116          102           126             407
                                                 -----       --------        ------       ------          ------
Total non-performing assets..........           $8,209         $6,719      $ 8,109       $ 7,068         $ 2,934
                                                 =====          =====        ======        ======          ======

Ratio of total nonperforming loans to
  total loans........................             1.39%          1.40%        1.96%         1.92%           0.85%

Ratio of total nonperforming assets to
  total loans plus other real estate
  and other repossessed assets.......             1.41           1.42         1.98          1.96            0.99

Ratio of nonperforming assets to
  total assets........................            1.06           1.10         1.48          1.45            0.69

Restructured loans were $4,887,000, $4,186,000 and $4,186,000 at June 30, 2000,
1999, and 1998. These loans were primarily serviced by a single servicer that declared bankruptcy in 1996. A settlement was reached with the bankruptcy trustee that resulted in a partial charge-off of amounts owing to Spectrum's subsidiary banks, with the remaining balances of $3,629,000 carried at a below-market rate of interest for an eight-year period. These loans begin a two-year principal amortization in 2002 and are scheduled to be completely repaid in 2004. Payments of interest are being received monthly and have been received according to the terms of the settlement since its inception. Payments are current on these loans.

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

The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 2000, and for each of the prior four years.

                                                                        At June 30,
                                                 --------------------------------------------------------
                                                 2000       1999        1998        1997          1996
                                                 ----       ----        ----        ----          ----
                                                                          (dollars in thousands)
Average loans outstanding(1) ..............   $517,471    $429,346    $380,681    $324,076      $248,637
                                               ========    ========    ========   ========       ========
Total loans at end of period(1) ...........   $582,011    $472,990    $408,470    $360,904      $296,168
                                               ========    ========    ========   ========       ========
Allowance at beginning of period ..........   $  6,020    $  5,599    $  5,803(2) $  4,790      $  2,599
Loans charged off:
  Loans to individuals ....................        356         181         481         203           550
  Real estate loans .......................         68          57          15          23            18
  Commercial and agricultural .............        175         723       1,013         379           510
  Other loans .............................        198          98         422         421           451
                                               --------    --------    --------   --------       --------
    Total charge-offs .....................        797       1,059       1,931       1,026         1,529
                                               --------    --------    --------   --------       --------

-------------------------
(1) Net of unearned fees.
(2) Restated balance at end of 1997 does not equal the 1998 beginning balance due to a change in reporting periods. See "-The Merger."



Recoveries of loans previously charged off:
  Loans to individuals ....................        102          74          60          55           414
  Real estate loans .......................         46           9           2           2             5
  Commercial and agricultural .............         84          63         162         350            45
  Other loans .............................         71           1           0           0           422
                                              --------    --------    --------    --------      --------
  Total recoveries ........................        303         147         224         407           886
                                              --------    --------    --------    --------      --------

  Net loans charged off ...................        494         912       1,707         619           643
  Provision for loan losses ...............      1,826       1,333       1,374       1,233         2,541
  Business acquisition ....................          0           0         129           0           293
                                              --------    --------    --------    --------      --------
  Allowance at end of period ..............   $  7,352    $  6,020    $  5,599    $  5,404(2)   $  4,790
                                              ========    ========    ========    ========      ========

Net loan charge-offs to average
  loans ...................................      0.10%       0.21%       0.45%        0.19%        0.26%
Allowance  to  total  loans,  at  end of
period ....................................      1.26%       1.27%       1.37%        1.50%        1.62%

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged off. Spectrum's allowance was $7,352,000, or 1.26%, of loans, net of unearned fees, at June 30, 2000, compared to $6,020,000, or 1.27% of loans, net of unearned fees, at June 30, 1999, and compared to $5,599,000, or 1.37% of loans, net of unearned fees, at June 30, 1998. See "Provision for Loan Losses."

Credit and loan decisions are made by management and the board of directors of the subsidiary banks in conformity with loan policies established by their boards of directors. The subsidiary banks' practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectable due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. Spectrum charged off $797,000 during the year ended June 30, 2000. Recoveries during the year ended June 30, 2000, were $303,000.

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

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2000, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

                                                At June 30, 2000         At June 30, 1999             At June 30, 1998
                                                ----------------         ----------------             ----------------
                                                       Percent of                   Percent of                   Percent of
                                                        Loans by                     Loans by                     Loans by
                                        Amount of       Category      Amount of      Category      Amount of      Category
                                        Allowance       To Loans      Allowance      To Loans      Allowance      To Loans
                                        ---------      ---------      ---------     ---------      ---------     ----------
                                                                    (dollars in thousands)
Loans to individuals...............     $  1,171           16.52%      $   826         15.98%     $     625        14.25%
Real estate loans..................        1,290           20.27           964         19.17            912        31.73
Commercial and agricultural........        4,689           62.48         4,129         64.33          3,460        51.20
Other loans........................          202            0.73           101          0.52            602         2.82
                                        ---------      ---------      ---------     ---------      ---------      ---------
Total allowance for loan losses....     $  7,352          100.00%      $ 6,020        100.00%      $  5,599       100.00%
                                        =========      =========       ========     =========      =========      =========

                                                At June 30, 1997         At June 30, 1996
                                                ----------------         ----------------
                                                       Percent of                   Percent of
                                                        Loans by                     Loans by
                                        Amount of       Category      Amount of      Category
                                        Allowance       To Loans      Allowance      To Loans
                                        ---------      ---------      ---------     ---------
                                                         (dollars in thousands)
Loans to individuals...............       $    691          15.23%     $  635            20.76%
Real estate loans..................            850          39.99         730            36.43
Commercial and agricultural........          3,248          42.33       3,372            39.75
Other loans........................            615           2.45          53             3.06
                                         ---------      ---------      ---------     ---------
  Total allowance for loan losses..       $  5,404         100.00%     $4,790           100.00%
                                         =========      =========      =========     =========

SECURITIES

Securities, all of which are classified as available-for-sale and carried at fair value, increased $26,288,000, or 28.84%, to $117,428,000 at June 30, 2000,
from $91,140,000 at June 30, 1999.

The board of directors of each subsidiary bank reviews all securities transactions monthly and the securities portfolio periodically. Spectrum's current investment policy provides for the purchase of U.S. Treasury securities and federal agency securities having maturities of five years or less. For state, county, municipal and other securities, Spectrum's investment policy allows for the purchase of securities with maturities in excess of ten years. As of June 30, 2000,

81.82% of Spectrum's securities, excluding mortgage-backed securities, with defined maturities mature in less than ten years.

As of June 30, 2000, 97.57% of Spectrum's investment portfolio had defined maturities. The investment portfolio with defined maturities were concentrated in the following categories: mortgage-backed securities totaled $60,833,000, or 51.80% of the portfolio, other securities totaled $46,515,000, or 39.61% of the portfolio, and the other category, which is composed of corporate securities, totaled 7,223,000, or 6.15% of the portfolio. The remaining 2.43% of Spectrum's investment portfolio is in equity securities which primarily is stock in the Federal Home Loan Bank of Des Moines.

Certain of Spectrum's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2000, the amortized cost of U.S. Government and other securities so pledged amounted to $87,848,000, or 73.04% of the total securities portfolio.

The following table provides the maturity distribution and weighted average interest rates of Spectrum's securities portfolio at June 30, 2000. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, to the book value of the securities. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%. The equity securities are primarily composed of stock in the Federal Home Loan Bank of Des Moines. The yield is set quarterly by the Federal Home Loan Bank's board of directors. For the quarter ended June 30, 2000, the yield was 6.86%.

Historically, Federal Home Loan Bank stock has been redeemable at the preset price of $100 per share, its current carrying value, but there can be no assurance that this policy will continue.

                                                                                  At June 30, 2000
                                                             ---------------------------------------------------------------
                                                                                                Estimated         Weighted
                                                             Principal        Amortized           Fair            Average
TYPE AND MATURITY                                             Amount             Cost             Value            Yield
                                                             ---------        ---------         ---------         --------
                                                                                 (dollars in thousands)
U.S. Treasury securities:
 Within one year....................................      $        300       $      301       $      298         4.66%
  After one but within five years...................             5,100            5,149            5,098         5.98
                                                             ---------        ---------         ---------       --------
    Total U.S. Treasury securities..................             5,400            5,450            5,396         5.91
                                                             ---------        ---------         ---------       --------

Obligations of other U.S. Government
 agencies and corporations:
  Within one year...................................             4,000             4,002            3,995        6.55%
  After one but within five years...................            12,144            12,064           12,003        7.91
  After five but within ten years...................             2,252             2,227            2,201        6.98
  After ten years...................................            12,890            12,880           12,191        7.34
                                                                ------            ------           ------
    Total obligations of U.S. Government
      agencies and corporations.....................            31,286            31,173           30,390        7.43
                                                                ------            ------           ------

Mortgage-backed securities:.........................            63,915            62,458           60,833       6.95%
                                                                ------            ------           ------



Obligations of states and political subdivisions:
  Within one year...................................               485               485              485       4.65%
  After one but within five years...................             2,246             2,248            2,204        5.82
  After five but within ten years...................             5,420             5,445            5,304        4.89
  After ten years...................................             2,930             2,882            2,736        6.10
                                                                ------            ------          -------
    Total obligations of states and
     political subdivisions.........................            11,081            11,060           10,729        5.39
                                                                ------            ------           ------

Other securities:
  Within one year...................................                 0                 0                0        0.00%
  After one but within five years...................             2,000             1,994            1,987        7.59
  After five but within ten years...................               200               193              174       10.00
  After ten years...................................             5,160             5,088            5,062        5.00
                                                                ------            ------           ------
    Total other securities..........................             7,360             7,275            7,223        5.84
                                                                ------            ------           ------

    Total securities with defined maturities........           119,042           117,416          114,571        6.82

Equity securities...................................             2,857             2,857            2,857        5.93
                                                                ------            ------           ------

      Total securities..............................      $    121,899      $    120,273      $   117,428        6.80%
                                                           ============      ===========       ===========

DEPOSITS

Total deposits increased $122,464,000, or 24.16%, to $629,373,000 at June 30,
2000, from $506,909,000 at June 30, 1999. The increase in deposits is primarily due to bank acquisition. The increase in total deposits of $56,119,000, or 12.45%, at June 30, 1999, from $450,790,000 at June 30, 1998.

The following table presents the average amounts and the average rates paid on deposits of Spectrum for the year ended June 30, 2000, and for each of the last two years:

                                                         Year Ended June 30,
                                       -----------------------------------------------------
                                       2000                    1999                     1998
                                       -----                   ----                     ----

                                     Average     Average      Average    Average       Average      Average
                                     Amount        Rate       Amount      Rate         Amount        Rate
                                     -------     -------     --------    --------     --------      --------
                                                     (dollars in thousands)
Interest-bearing demand,
  savings and money market
deposits.....................         $169,463     2.59%       $145,849     2.69%        $122,747     2.95%
Time deposits of less than
  $100,000...................          253,422     5.58         219,934     5.72          202,977     6.29
Time deposits of $100,000 or
more.........................           91,184     5.49          64,589     5.03           50,713     3.55
                                    ----------               ----------                    ------
Total interest-bearing deposits        514,069     4.58         430,372     4.59          376,437     4.83
Noninterest-bearing
  demand deposits............           56,055     0.00          49,394     0.00           50,165     0.00
                                    ----------               ----------                    ------



Total deposits...............         $570,124     4.13%       $479,766    4.12%         $426,602    4.26%
                                       =======                  =======                   =======

         The maturity distribution of time deposits of $100,000 or more at June 30, 2000 is presented below:

                                                              At June 30, 2000
                                                              ----------------
                                                          (dollars in thousands)
3 months or less.................................                  $33,069
Over 3 through 6 months..........................                   13,866
Over 6 through 12 months.........................                   29,699
Over 12 months...................................                   20,150
                                                      -             ------
  Total time deposits of
    $100,000 or more.............................                  $96,784
                                                                   =======

The subsidiary banks rely to a limited extent on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile funding source than other deposits and are more likely to affect Spectrum's future earnings because of interest rate sensitivity.

FEDERAL HOME LOAN BANK BORROWINGS

All of the subsidiary banks are members of the Federal Home Loan Bank of Des Moines. Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding. At June 30, 2000, the subsidiary banks had $41,466,000 in Federal Home Loan Bank advances compared to $25,989,000 at June 30, 1999 and $24,500,000 at June 30, 1998. At
June 30, 2000, based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Spectrum was $29,475,000.

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

On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $22,600,000 and $17,433,000 during the years ended June 30, 2000 and 1999. These amounts comprised 3.26% and 2.99% of average total assets during the years ended June 30, 2000 and 1999. The average level of securities and federal funds sold was $130,588,000 and $115,200,000 during the years ended June 30, 2000 and 1999.

At June 30, 2000, $4,778,000, or 8.89%, of Spectrum's securities portfolio, excluding mortgage-backed securities and equity securities, matured within one year and $21,292,000 or 39.62%, excluding mortgage-backed securities, matured after one but within five years. The subsidiary banks' commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates. Its consumer lending activities are concentrated in loans with maturities of two to six years and with generally fixed interest rates. At June 30, 2000, approximately $182,458,000, or 31.35%, of Spectrum's loans, net of unearned fees, matured within one year. See "Loan Maturities."

On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and access to money and capital markets. Spectrum attracts its deposits primarily from individuals and businesses located within the market areas served by its subsidiary banks. Borrowed funds come primarily from two sources, Federal Home Loan Bank borrowings and Spectrum's notes payable at LaSalle Bank. Interest on the balance, $2,300,000 at June 30, 2000, is due quarterly at either the lender's reference rate, the Prime rate plus 2% per annum or the LIBOR rate plus 1.5% per annum, at the option of Spectrum. The maturity date of this outstanding debt was January 31, 2001. Spectrum's capital liquidity source has been the sale of junior subordinated debentures. Junior subordinated debentures were purchased by its subsidiary, Spectrum Capital Trust I, with the proceeds of a sale of $20,400,000 of mandatorily redeemable preferred securities in August 1999. The Trust holds solely junior subordinated debentures of the Company.

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

The following tables show the cumulative gap ratio to be (25.56%) at the less than three-month interval, (34.91%) at the three month to less than one-year interval and (7.53%) at the one to five year intervals at June 30, 2000. Currently, Spectrum is in a liability-sensitive position. Spectrum had $188,028,000 of interest-bearing demand, savings and money market deposits at June 30, 2000 that is somewhat less rate-sensitive. Excluding these deposits, Spectrum's interest-sensitive ratio would have been (1.27)% at the less than three-month interval, (10.61%) at the three month to less than one year interval and 16.76% at the one to five year interval at June 30, 2000. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of Spectrum at June 30, 2000:

                                                               Estimated Maturity or Repricing at June 30, 2000
                                                               ------------------------------------------------
                                                                     Three Months
                                                       Less Than     to Less Than         One to           Over
                                                      Three Months      One Year       Five Years       Five Years       Total
                                                      ------------    ------------     -----------      ----------     ---------
Interest-earning assets:                                                       (dollars in thousands)
Loans, net of unearned fees..................             $ 89,664       $  92,794        $310,858         $88,695      $582,011
  Investment securities:
    Taxable...................................               2,653           5,594          57,063          42,452       107,762
 Tax exempt...................................                   0             485           2,248           6,933         9,666
  Federal funds sold..........................              17,762               0              99               0        17,861
                                                       -----------       ---------       ---------        --------     ---------
        Total interest-earning assets.........             110,079          98,873         370,268         138,080       717,300
Interest-bearing liabilities:
Deposits:
Demand, savings and money market
    deposits..................................
                                                           188,028               0               0               0       188,028
    Time deposits.............................                             149,557         143,393           1,067       381,185
                                                            87,168
Federal Home Loan Bank borrowings, federal
  funds purchased and securities sold
  under agreements to repurchase.........
                                                            32,735          19,324          15,000               0        67,059

Notes payable.................................

                                                                 0           2,300               0               0         2,300
                                                       -----------       ---------       ---------        --------    ----------
    Total interest-bearing liabilities........         $   307,931       $ 171,181      $  158,393       $   1,067     $ 638,572
Interest rate gap.............................         $  (197,852)      $ (72,308)     $  211,875       $ 137,013     $  78,728
                                                       ===========       =========      ==========       =========     =========

Cumulative interest rate gap
   at June 30, 2000...........................         $  (197,852)      $(270,160)     $  (58,285)      $  78,728
                                                       ===========       =========      ==========       =========



Cumulative interest rate gap to total assets..              (25.56)%        (34.91)%         (7.53)%          7.54%
                                                       ===========       =========      ==========        =========

The following table indicates that at June 30, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, Spectrum's 2000 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.


                                                                               (Decrease)
                                                     Net Interest Income        Increase              Percent Change
                                                     -------------------        ---------             --------------
                                                                     (dollars in thousands)
Changes in Interest Rates
200 basis point rise.................                 $     22,316              $  (4,330)                 (16.25)%
100 basis point rise.................                       24,481                 (2,165)                  (8.13)
Base rate scenario................                          26,646                      0                    0.00
100 basis point decline............                         29,058                  2,412                    9.05
200 basis point decline............                         32,008                  5,362                   20.12

CAPITAL RESOURCES

Spectrum monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. As indicated in the table immediately below, at June 30, 2000, Spectrum was above the total capital minimum requirements. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consists of core and supplementary capital. See "Supervision and Regulation - Spectrum - Capital Adequacy."

The following tables present Spectrum's capital ratios as of the indicated dates.

                                                                       Risk-Based Capital Ratios
                                                                       -------------------------
                                                        June 30, 2000                         June 30, 1999
                                                        -------------                         -------------
                                                 Amount               Ratio              Amount             Ratio
                                                 ------               -----              ------             -----
                                                                           (dollars in thousands)
Core capital...............................      $ 54,469             9.38%            $  37,055             7.77%
Core capital minimum requirement...........        23,222             4.00                19,088             4.00
                                                  -------            ------               ------             ----
Excess.....................................      $ 31,247             5.38%            $  17,967             3.77%
                                                  =======            ======               ======             ====

Total capital..............................      $ 67,428            11.61%               43,020             9.02%
Total capital minimum requirement..........        46,445             8.00                38,175             8.00
                                                  -------            ------               ------             ----
Excess.....................................      $ 20,983             3.61%            $   4,845             1.02%
                                                  =======            ======               ======             ====

      Total risk-weighted assets...........      $580,561                              $ 477,189
                                                  =======                              =========

                                                                                Leverage Ratios
                                                                          -------------------------
                                                       June 30, 2000                          June 30, 1999
                                                       -------------                          -------------
                                                 Amount               Ratio              Amount             Ratio
                                                 ------               -----              ------             -----
                                                                           (dollars in thousands)

Core capital...............................      $ 54,469             7.03%             $  37,055             6.17%
Minimum requirement........................
                                                   31,005             4.00                 24,033             4.00
                                                 --------                                -------
Excess.....................................      $ 23,464             3.03%                13,022             2.17%
                                                 ========                                =======

Average total assets.......................      $775,120                               $ 600,832
                                                 ========                                =======

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at June 30, 2000 and 1999, together with the Independent Auditor's Report, are included in this Form 10-K on the pages indicated below.

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

                                                     PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of Spectrum and their respective ages and positions as of the date of this report are as follows:


      Name                       Age        Position With Spectrum            Position With Subsidiary
      ----                       ---        ----------------------            ------------------------
Deryl F. Hamann                  67      Chairman of the Board, CEO and    Chairman and Director of F&M Bank,
                                         Director                          Rushmore Bank & Trust and Citizens
                                                                           bank, Carlisle



Daniel A. Hamann                 42      President and Director            Chairman and Director of Citizens
                                                                           Bank, Mount Ayr and  Citizens Bank of
                                                                           Princeton ; Vice Chairman and
                                                                           Director of F&M Bank, Rushmore Bank &
                                                                           Trust and Citizens Bank, Carlisle;
                                                                           Chairman and Director of Spectrum
                                                                           Banc Service Corporation

Daniel J. Brabec                 41      Executive Vice President, CFO,    Director of Rushmore Bank & Trust and
                                         Director, Secretary and           F&M Bank
                                         Treasurer

W. Eric Bunderson                44      Vice President, Chief Credit      None
                                         Officer, Assistant Secretary
                                         and Director

Thomas B. Fischer                53      Senior Vice President and         None
                                         Director

Deryl F. Hamann is the father of Daniel A. Hamann and the father-in-law of Daniel J. Brabec and W. Eric Bunderson. All directors of Spectrum hold office until the next meeting of stockholders or until their successors are elected and qualified.

DERYL F. HAMANN. Mr. Hamann has been Chairman or President and CEO of Spectrum since 1971. He has been President and Director of Farmers & Merchants Investment Co. since 1974, which merged into an acquired company, changed its name to Spectrum Bancorporation, Inc. in 1996, and merged into Spectrum on May 31, 1999. He also serves as Chairman or President of two affiliated bank holding companies, Great Western Securities, Inc. and Citizens Corporation, and as Chairman of the Executive Committee of Great Western Bank, Omaha, Nebraska. He is Chairman of the affiliated Spectrum Life Insurance Company, an Arizona reinsurance company. He is Chairman of the affiliated Spectrum Financial Services, Inc. He is a partner in the Omaha, Nebraska law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim.

DANIEL A. HAMANN. Mr. Daniel Hamann has been President of Spectrum since 1996 and served as Vice President of Spectrum from 1992 to 1996. He is Chairman and Director of Citizens Bank, Mount Ayr and Citizens Bank of Princeton and Vice Chairman of F&M Bank and Rushmore Bank & Trust and Citizens Bank, Carlisle. He is Vice President and Director of the affiliated Spectrum Life Insurance Company. He is Chairman and Director of the affiliated Citizens Bank, Chariton, Iowa and President of Spectrum's banks' subsidiary, Spectrum Banc Service Corporation.

DANIEL J. BRABEC. Mr. Brabec has served as Vice President of Spectrum since 1992. Mr. Brabec served as Executive Vice President and Director of Rushmore Bank & Trust from 1993 to 1999. He has served as Chief Financial Officer and Executive Vice President of Spectrum Bancorporation since December 1999. He is President of the affiliated Spectrum Life Insurance Company. He serves as a Director of Rushmore Bank & Trust and F&M Bank.

W. ERIC BUNDERSON. Mr. Bunderson has served since 1994 as a Commercial Real Estate Loan Officer and in1999 as Assistant Vice President at Great Western Bank, an affiliate of Spectrum. In July 2000, he became the Chief Credit Officer of Spectrum with oversight responsibility for all credit activity of the subsidiary banks. He is Chief Investment Officer of the affiliated Spectrum Life Insurance Company.

THOMAS B. FISCHER. Mr. Fischer is President of Spectrum Financial Services, Inc. an affiliate of Spectrum. He has held this position since May 1996. In 1997, he was elected Senior Vice President and Director of Spectrum. From 1992 to 1996, Mr. Fischer was Vice President, General Counsel, and Secretary of FirsTier Financial, Inc., a multi-bank holding company headquartered in Omaha, Nebraska.



ITEM 11.  EXECUTIVE COMPENSATION

The following table presents the cash compensation paid by Spectrum and its subsidiaries to its Chief Executive Officer and its President for the years 1998 through 2000. No other executive officer of Spectrum received compensation from Spectrum exceeding $100,000 for these years.

                                                                                       All Other
       Name and Principal Position                         Year      Salary          Compensation(1)
       ---------------------------                         ----      ------          ---------------
       Deryl F. Hamann, Chairman and
       Chief Executive Officer                              2000     $258,796            $6,800
                                                            1999      251,485             6,800
                                                            1998      292,750             5,434
       Daniel A. Hamann, President
                                                            2000     $141,629            $3,490
                                                            1999      127,840             3,196
                                                            1998      103,663             2,486

------------------------
(1) Amounts represent 401(k) Plan employer contributions.

Spectrum does not have any compensatory stock option plan for its executive officers and directors. None of the directors or officers of Spectrum have any options, warrants or other similar rights to purchase securities of Spectrum.

Spectrum has an audit committee at the holding company level with Director Thomas Fischer as chairman.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table presents information regarding beneficial ownership of common stock of Spectrum as of September 1, 2000 by (1) each shareholder known by Spectrum to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Spectrum and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.


                                                                                    Shares
                                                                                  Beneficially     Percentage
Name and Address of Beneficial Owner                                                 Owned          of Class
------------------------------------                                              ------------     ----------
         Deryl F. Hamann ............................................................45,393(1)       57.4%
                1500 Woodmen Tower
                Omaha, NE 68102

         Daniel A. Hamann ............................................................2,677(2)       28.7%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         Esther Hamann Brabec .......................................................24,685(3)       31.2%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         Daniel J. Brabec ............................................................. 420(4)           *
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         Julie Hamann Bunderson .....................................................26,873(5)       34.0%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         W. Eric Bunderson .............................................................454(6)           *
                10834 Old Mill Road, Suite One
                Omaha, NE 68104

-------------------------------------------
(1)Of this amount, an aggregate of 14,944 shares are held by four separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, Julie Hamann Bunderson, and
   Karl E. Hamann.
(2)Of this amount, 2,221 shares are owned by his revocable trust for which he serves as sole trustee, 176 shares are owned by his spouse, and an aggregate of 20,280 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Bunderson.
(3)Of this amount, 2,033 shares are owned by her revocable trust for which she serves as sole trustee, 420 shares are owned by her spouse, an aggregate of
   20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Bunderson, and 1,952 shares are owned by her as trustee for Julie Hamann Bunderson's issue.
(4)Does not include shares beneficially owned by his spouse. Mr. Brabec disclaims beneficial ownership of such shares.
(5)Of this amount, 2,128 shares are owned by her revocable trust for which she serves as sole trustee, 454 shares are owned by her spouse, an aggregate of
   20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 2,403 shares are owned by her as trustee for Esther Hamann Brabec's issue and 1,608 shares are owned by her as trustee for Daniel A. Hamann's issue.
(6)Does not include shares beneficially owned by his spouse. Mr. Bunderson disclaims beneficial ownership of such shares.



         Thomas B. Fischer...............................................        ---                   ---
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         All executive officers and directors as
         a group (five persons)..........................................       79,068               100.0%

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


               Affiliate Loan Participations                        At June 30, 2000             At June 30, 1999
              -------------------------------                      ----------------             ----------------
           Purchased by Spectrum's banks...............                  $25,569,135                  $20,026,000
           Sold by Spectrum's banks....................                   10,151,584                    7,372,000

Deryl F. Hamann, Chairman, CEO and controlling stockholder of Spectrum, owns as trustee for the benefit of his children 50% of the common stock of Great Western Securities, Inc., a bank holding company for Great Western Bank, Omaha, Nebraska. An unrelated individual owns the remaining 50% common stock interest. Great Western Bank has ten banking locations in the Omaha, Nebraska metropolitan area. At June 30, 2000, it had total assets of $650,442,000, total deposits of $539,162,000 and total loans net of unearned fees of $476,184,000. Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Bunderson individually and Deryl
F. Hamann as trustee for another of his children own all of the common stock of Citizens Corporation, a bank holding company for Citizens Bank, Chariton, Iowa. At June 30, 2000, it had total assets of $77,591,000, total deposits of $621,160,000 and total loans net of unearned fees of $52,745,000. Citizens Bank, Chariton has seven banking offices in Wayne and Lucas counties in southern Iowa. Those counties are adjacent to Decatur and Clarke counties in Iowa where Spectrum's subsidiary bank, Citizens Bank, Mount Ayr, has four banking offices. Wayne County, Iowa is adjacent to Mercer County, Missouri where Spectrum's subsidiary Citizens Bank of Princeton has a banking office. See "Subsequent Event" for additional information.

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Spectrum. They are owned, directly or indirectly, by Deryl F. Hamann, individually or as trustee for the benefit of his children. Spectrum Life Insurance Company reinsures certain credit life, accident, health and unemployment insurance policies sold by Spectrum's subsidiary banks, its affiliated banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $298,186 during Spectrum's fiscal year ended June 30, 2000, and $227,440 for the year ended June 30, 1999, for assuming such reinsurance risks with respect to credit insurance originated by Spectrum's subsidiary banks. Spectrum's subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

In addition, Spectrum Financial Services receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit insurance originated by Spectrum's subsidiary banks was $279,208 during the fiscal year ended June 30, 2000, and $69,761 during the fiscal year ended June 30, 1999. Spectrum believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

An affiliate of Spectrum Financial Services places investment centers in banks, including Spectrum's subsidiary banks, its affiliated banks and unaffiliated banks. The investment centers engage in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees. The division of Spectrum Financial Services pays Spectrum's subsidiary banks lease rentals based on commissions generated. Gross commissions originated from Spectrum's subsidiary banks were $453,486 during Spectrum's fiscal year ended June 30, 2000, and $280,599 during the fiscal year ended June 30, 1999. Each Spectrum bank received approximately 25% of the amount of gross commissions generated from its leased space as rental. Spectrum believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

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

(3)      Exhibits

(a) (3) EXHIBITS


                                                                                                        SEQUENTIAL
                                                                             REFERENCE TO               PAGE NUMBER
                                                                             PRIOR FILING             WHERE ATTACHED
                                                                              OR EXHIBIT          EXHIBITS ARE LOCATED IN
    REGULATION S-K                                                              NUMBER             THIS FORM 10-K REPORT
    EXHIBIT NUMBER                                                             ATTACHED
                                           DOCUMENT                             HERETO
          2             Agreement and Plan of Merger dated March 31,
                        1999, between Spectrum Bancorporation, Inc.,
                        Decatur Corporation and Rushmore Financial
                        Services, Inc.                                           (1)                  Not Applicable
        3.1             Articles of Amendment to Articles of
                        Incorporation of Spectrum Bancorporation, Inc.           (1)                  Not Applicable
        3.2             Bylaws of Spectrum Bancorporation, Inc.                  (1)                  Not Applicable
        4.1             Form of Subordinated Indenture dated August
                        18, 1999, to be entered into between the
                        Registrant and Wilmington Trust Company, as
                        Indenture Trustee.                                       (1)                  Not Applicable
        4.2             Form of Junior Subordinated Debenture.                   (1)                  Not Applicable
        4.3             Certificate of Trust of Spectrum Capital I.              (1)                  Not Applicable
        4.4             Trust Agreement of Spectrum Capital I dated
                        as of June 11, 1999.                                     (1)                  Not Applicable
        4.5             Form of Amended and Restated Trust Agreement
                        of Spectrum Capital I, dated August 18, 1999.            (1)                  Not Applicable
        4.6             Form of Preferred Security Certificate of
                        Capital 1.                                               (1)                  Not Applicable
        4.7             Form of Preferred Securities Guarantee                   (1)                  Not Applicable
        4.8             Form of Agreement as to Expenses and
                        Liabilities.                                             (1)                  Not Applicable
       10.3             Agreement for Advances, Pledge and Security
                        Agreement dated September 11, 1995, between
                        Federal Home Loan Bank of Des Moines and
                        Rushmore Bank & Trust.  (Registrant's other
                        subsidiary banks have identical agreements)              (1)                  Not Applicable
       10.4             Form of CMS(TM)Agency Agreement (reverse
                        repurchase agreement) between F&M Bank and
                        its customers.                                           (1)                  Not Applicable




       10.5             Phantom Stock Long-Term Incentive Plan dated
                        January 16, 1998, between Daniel A. Hamann
                        and Citizens Bank.                                       (1)                  Not Applicable
       10.6             License Agreement dated September 5, 1997
                        between Jack Henry & Associates, Inc. and
                        Spectrum Banc Service Corporation.
                                                                                 (1)                  Not Applicable
       10.7             Split-Dollar Agreement dated July 12, 1995
                        among Decatur Corporation and Daniel A.
                        Hamann, Esther Hamann Brabec and Julie Hamann
                        Bunderson.                                               (1)                  Not Applicable
       12.1             Statement re Computation of Ratios.                      (2)
         21             Subsidiaries of Registrant.                              (2)

         27             Financial Data Schedule                                  (2)

(1) Filed as exhibits to the Company's Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.

(2)      Filed herewith.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)      REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPECTRUM BANCORPORATION, INC.

                                    By  /s/ Deryl F. Hamann
                                        -------------------------------
                                        Deryl F. Hamann, Chairman
                                        and Chief Executive Officer
                                        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Deryl F. Hamann                            /s/ Daniel A. Hamann
-----------------------------------            --------------------------------
Deryl F. Hamann, Chairman,                     Daniel A. Hamann, President
Chief Executive Officer and Director           and Director
(Principal Executive and Operating Officer)

Date:    9/21/00                        Date:      9/21/00
      --------------                           --------------

/s/ Thomas B. Fischer
----------------------------------- --------------------------------
Thomas B. Fischer,
Senior Vice President and Director

Date:    9/21/00
      --------------

/s/ Daniel J. Brabec
-----------------------------------
Daniel J. Brabec,
Executive Vice President, Chief Financial Officer
Secretary/Treasurer and Director

Date:    9/21/00
      --------------

/s/ W. Eric Bunderson
-----------------------------------
W. Eric Bunderson, Vice President, Chief Credit Officer
Assistant Secretary and Director

Date:    9/21/00
      --------------

                                    CONTENTS


------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                              F-2
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Balance sheets                                                         F-3

   Statements of income                                                   F-4

   Statements of stockholders' equity                                     F-5

   Statements of cash flows                                       F-6 and F-7

   Notes to consolidated financial statements                      F-8 - F-34

------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Spectrum Bancorporation, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Spectrum Bancorporation, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Bancorporation, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

                                            McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
August 10, 2000

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999 (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                              2000         1999
                                                                 ---------     ---------
Cash and due from banks (Note 3)                                 $  24,129     $  18,389
Federal funds sold                                                  15,089         7,255
                                                                 ---------     --------
              TOTAL CASH AND CASH EQUIVALENTS                       39,218        25,644
Certificates of deposit                                              2,772           792
Securities available for sale (Notes 4, 8 and 9)                   117,428        91,140
Loans receivable, net (Notes 5, 9 and 18)                          574,659       466,970
Premises and equipment, net (Note 6)                                16,971        12,668
Accrued interest receivable                                          7,640         5,775
Cost in excess of net assets acquired                                7,893         2,667
Other assets (Note 11)                                               7,375         5,514
                                                                 ---------     ---------
                                                                $  773,956    $  611,170
                                                                ==========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------
Liabilities
   Deposits (Note 7):
      Non interest bearing                                       $  60,160     $  49,934
      Interest bearing                                             569,213       456,975
                                                                 ---------     ---------
              TOTAL DEPOSITS                                       629,373       506,909
   Federal funds purchased and securities sold
      under agreements to repurchase (Note 8)                       22,415        19,777
   Notes payable (Note 9)                                           46,944        39,024
   Company obligated mandatorily redeemable
      preferred securities of subsidiary trust
      holding solely subordinated debentures (Note 10)              20,400           --
   Accrued interest and other liabilities (Note 12)                  8,951         6,243
                                                                 ---------     ---------
                                                                   728,083       571,953
                                                                 ---------     ---------

Minority interest in subsidiaries (Note 2)                           2,840         2,020
                                                                 ---------     ---------
Commitments and Contingencies (Notes 16 and 17)

Stockholders' Equity (Notes 9 and 14)
   Preferred stock, $100 par value; 500,000 shares
      authorized; issued and outstanding: 9,000 shares
      of 8% cumulative, nonvoting; 8,000 shares of 10%
      noncumulative, nonvoting                                       1,700         1,700
   Common stock, $1 par value, authorized 1,000,000
      shares, issued and outstanding: 2000 71,484 shares;
      1999 71,607 shares                                                72            72
   Additional paid-in capital                                        1,649         1,654
   Retained earnings                                                41,440        34,276
   Accumulated other comprehensive income (loss) (Note 4)           (1,828)         (505)
                                                                 ---------     ---------
                                                                    43,033        37,197
                                                                 ---------     ---------
                                                                $  773,956    $  611,170
                                                                ==========     =========

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          2000           1999          1998
                                                                      ---------       -------      --------
Interest income on:
   Loans receivable                                                  $    46,950      $ 38,924     $ 35,414
   Taxable securities                                                      6,175         5,340        4,308
   Nontaxable securities                                                     484           514          636
   Dividends on securities                                                   171           109          234
   Federal funds sold and other                                            1,792         1,386        1,313
                                                                      ----------       -------      -------
                                                                          55,572        46,273       41,905
                                                                      ----------       -------      -------
Interest expense on:
   Deposits                                                               23,523        19,751       18,170
   Federal funds purchased and securities sold
      under agreements to repurchase                                       1,155           895          934
   Notes payable and company obligated mandatorily
      redeemable preferred securities                                      4,221         2,510        2,656
                                                                      ----------       -------      -------
                                                                          28,899        23,156       21,760
                                                                      ----------       -------      -------
              NET INTEREST INCOME                                         26,673        23,117       20,145
Provision for loan losses (Note 5)                                         1,826         1,333        1,374
                                                                      ----------       -------      -------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         24,847        21,784       18,771
                                                                      ----------       -------      -------
Other income:
   Service charges and other fees                                          3,789         2,899        2,126
   Net gains from sale of loans                                              628         1,120          803
   Gain (loss) on securities, net (Note 4)                                   (13)           27          179
   Trust department income                                                   313           233          165
   Other                                                                   1,721         1,671        1,301
                                                                      ----------       -------      -------
                                                                           6,438         5,950        4,574
                                                                      ----------       -------      -------
Other expenses:
   Salaries and employee benefits (Notes 12 and 13)                        9,774         8,875        7,854
   Occupancy expenses, net                                                 1,131           961          804
   Data processing                                                         1,464         1,286          717
   Equipment expenses                                                        675           532          566
   Advertising                                                             1,075           718          708
   Other operating expenses                                                4,817         4,146        3,425
                                                                      ----------       -------      -------
                                                                          18,936        16,518       14,074
                                                                      ----------       -------      -------
              INCOME BEFORE INCOME TAXES AND MINORITY
                INTEREST IN NET INCOME OF SUBSIDIARIES                    12,349        11,216        9,271
Income taxes (Note 11)                                                     4,359         4,014        3,124
                                                                      ----------       -------      -------
              INCOME BEFORE MINORITY INTEREST
                IN NET INCOME OF SUBSIDIARIES                              7,990         7,202        6,147
Minority interest in net income of subsidiaries                              404           357          312
                                                                      ----------       -------      -------
              NET INCOME                                             $     7,586      $  6,845     $  5,835
                                                                     ===========       =======      =======
Basic earnings per common share                                      $    103.89      $  93.34     $  79.15
                                                                     ===========       =======      =======
Weighted average shares outstanding                                       71,556        71,703       71,798
                                                                     ===========       =======      =======


See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                                                              Accumulated
                                                                                     Additional                 Other
                                                Comprehensive   Preferred   Common    Paid-in     Retained  Comprehensive
                                                    Income       Stock       Stock    Capital     Earnings  Income (Loss)  Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                        $1,700    $    72      $ 1,663     $ 22,657    $     150    $ 26,242
   Comprehensive income:
      Net income                                  $  5,835        --         --           --        5,835           --       5,835
      Other comprehensive income, net of tax:
        Net change in unrealized gain
        (loss) on securities available for sale        233        --         --           --           --          233         233
        (Note 4)
                                                  --------
              Comprehensive income                $  6,068
                                                  ========
   Cash dividends paid on preferred stock                         --         --           --         (152)         --         (152)

   Purchase of 103 shares of common stock
      for retirement                                              --         --           (4)         (51)         --          (55)

   Adjustment to conform year ends (Note 15)                      --         --           --         (539)         (16)       (555)
                                                               -----    -------      -------      -------      -------       ------

Balance, June 30, 1998                                         1,700         72        1,659       27,750          367      31,548
   Comprehensive income:
      Net income                                  $  6,845        --         --           --        6,845          --        6,845
      Other comprehensive income, net of tax:
        Net change in unrealized gain
        (loss) on securities available for                        --         --           --           --         (872)       (872)
        sale (Note 4)                                 (872)
                                                  --------
              Comprehensive income                $  5,973
                                                  ========

   Purchase of 120 shares of common stock
      for retirement                                              --         --         (5)           (67)         --          (72)

   Cash dividends paid:
      Preferred stock                                             --         --         --           (152)         --         (152)
      Common stock                                                --         --         --           (100)         --         (100)
                                                               -----      -----       ------      -------       -------      ------
Balance, June 30, 1999                                         1,700         72        1,654       34,276         (505)     37,197
   Comprehensive income:
      Net income                                  $  7,586        --         --           --        7,586           --       7,586
      Other comprehensive income, net of tax:
        Net change in unrealized gain
        (loss) on securities available for              --        --         --           --                    (1,323)     (1,323)
        sale (Note 4)                               (1,323)
                                                  --------
              Comprehensive income                $  6,263
                                                  ========
   Purchase of 123 shares of common stock
      for retirement                                              --         --           (5)         (70)         --          (75)

   Cash dividends paid:
      Preferred stock                                             --         --           --         (152)         --         (152)
      Common stock                                                --         --           --         (200)         --         (200)
                                                              ------    -------     --------     --------    ---------     --------
Balance, June 30, 2000                                        $1,700    $    72     $  1,649     $ 41,440    $ (1,828)    $ 43,033
                                                              ======    =======     ========     ========    ========     ========

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)


                                                                           2000               1999            1998
                                                                      -------------       -----------     ----------
Cash Flows from Operating Activities
   Net income                                                         $    7,586           $  6,845         $   5,835
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                        1,733              1,717             1,344
      (Gain) loss on sale of securities                                       13                (27)             (179)
      (Gain) loss on sale of other real estate owned and other                --                121                37
      Provision for loan losses                                            1,826              1,333             1,374
      Provision for deferred income taxes                                   (780)              (125)             (146)
      Minority interest in net income of subsidiaries                        404                357               312
      Loans originated for resale                                        (44,242)           (70,381)          (40,255)
      Proceeds from sale of loans originated for resale                   46,016             70,709            36,858
      (Increase) in accrued interest receivable                           (1,865)              (452)             (442)
      (Increase) in other assets                                            (129)               (76)             (257)
      Increase in accrued interest and other liabilities                   2,089                566               769
                                                                      ----------           --------         ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                   12,651             10,587             5,250
                                                                      ----------           --------         ---------

Cash Flows from Investing Activities
   Purchase of certificates of deposit                                    (4,153)               --             (2,438)
   Proceeds from maturities of certificates of deposit                     2,173              1,216             1,721
   Purchase of securities available for sale                             (54,636)           (53,937)          (32,105)
   Proceeds from sales and maturities of securities
      available for sale                                                  27,224             41,139            41,316
   Net increase in loans                                                (111,150)           (65,760)          (35,176)
   Purchase of premises and equipment                                     (5,581)            (4,064)           (2,764)
   Purchase of other assets                                                 (800)            (1,087)           (1,692)
   Proceeds from sale of premises and equipment                                9                450               186
   Proceeds from sale of other assets                                      1,350                 --                73
   Business acquisition (Note 2)                                          63,952                 --            (1,141)
                                                                      ----------           --------         ---------
              NET CASH (USED IN) INVESTING ACTIVITIES                    (81,612)           (82,043)          (32,020)
                                                                      ----------           --------         ---------

See Notes to Consolidated Financial Statements.

                                   (continued)

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)


                                                                         2000         1999        1998
                                                                      ---------    ---------   ----------
Cash Flows From Financing Activities
   Net increase in deposits                                           $ 52,618      $ 56,119     $ 38,555
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase                     2,638           989          703
   Proceeds from issuance of preferred securities                       20,400            --           --
   Proceeds from notes payable                                          20,860         4,145       11,488
   Principal payments on notes payable                                 (12,940)       (4,423)     (10,375)
   Debt issuance costs incurred                                         (1,061)          --           --
   Purchase of minority interest in subsidiaries                            (6)         (152)         --
   Proceeds from sale of minority interest in subsidiary                   500           --           290
   Purchase of common stock for retirement                                 (75)          (72)         (55)
   Dividends paid, including $47, $58 and $52 paid
      to minority interest, respectively                                  (399)         (310)        (204)
                                                                      ---------    ---------    ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                 82,535        56,296       40,402
                                                                      ---------    ---------    ---------
              NET INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                            13,574       (15,160)      13,632
Cash and Cash Equivalents
   Beginning                                                            25,644        40,804       27,172
                                                                     ---------    ---------    ---------
   Ending                                                             $ 39,218      $ 25,644     $ 40,804
                                                                     ==========    =========    =========

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                        $ 26,626      $ 22,726     $ 20,978
      Income taxes                                                       5,361         3,562        3,173

Supplemental Schedules of Noncash Investing
   and Financing Activities
Net change in unrealized gain (loss) on
      securities available for sale                                     (1,323)        (872)         233



See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND STRUCTURES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTES 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated subsidiaries are as follows: Spectrum Capital Trust I (100% owned); Citizens Bank (100% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100% owned), which is chartered in Princeton, Missouri; F&M Bank (97.9%, 97.9% and 97.2% owned at June 30, 2000, 1999 and 1998, respectively), which is chartered in Watertown, South Dakota; Citizens Bank (95.2% owned at June 30, 2000), which is chartered in Carlisle, Iowa; Rushmore Bank & Trust (90% owned), which is chartered in Rapid City, South Dakota; and Spectrum Banc Service Corporation (89% owned), a data processing organization. Also at June 30, 2000, Rushmore Bank & Trust owns 99% of Ameriloan, LLC, a loan origination company, which is currently inactive.

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

The Company grants real estate, commercial, and consumer loans to customers primarily in South Dakota, Missouri and Iowa and has purchased loans primarily originated in those states and surrounding states. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower. Collateral held varies, but includes accounts receivable, inventory, property and equipment, residential real estate, income-producing commercial properties and government guarantees.

Loans sold on the secondary market are sold on a prearranged basis. Loans held for sale are included in loans receivable and are stated at the lower of cost or market on an aggregate basis. Loans held for sale totaled $2,806,000 and $4,580,000 as of June 30, 2000 and 1999, respectively.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans receivable are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of their collectibility and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

LOANS RECEIVABLE (CONTINUED): Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The amount of impairment, if any, and any subsequent changes are included in the provision for loan losses.

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

A substantial portion of loan fees charged or received on the origination of mortgage loans are related to loans sold on the secondary market with servicing released and are recognized as income when received. Certain other loan fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing this amount over the contractual life of the loan. Commitment fees based upon the amount of a customer's line of credit and fees related to letters of credit are not significant and are recognized in income when received.

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

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                           Years
                                                     ----------------
Buildings and building improvements                       3 - 50
Furniture and equipment                                   5 - 15

COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries and branches and is being amortized over periods of eleven to forty years using the straight-line method. Costs in excess of net assets acquired is net of accumulated amortization of $2,889,000 and $2,480,000 at June 30, 2000 and 1999, respectively.

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

EARNINGS PER COMMON SHARE: Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $152,000 in each of the years ended June 30, 2000, 1999 and 1998, reduced the earnings available to common stockholders in the computation.

OPERATING SEGMENTS: The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments as presented in Note 19:

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

DISCOUNTED CASH FLOWS using interest rates currently being offered on instruments with similar terms and with similar credit quality:

      All loans except variable rate loans described above
      Fixed rate time certificates
      Notes payable with a fixed interest rate
      Company obligated mandatorily redeemable preferred securities

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

NOTES 2. CHANGES IN MINORITY INTEREST AND BUSINESS COMBINATIONS

On January 14, 2000 the Company, through a newly chartered bank subsidiary, acquired selected assets and assumed the FDIC insured deposits of Hartford - Carlisle Savings Bank in Carlisle, Iowa. Liquid assets of $4,800,000 and loans of $139,000 were acquired and $70,465,000 of deposits and other liabilities was assumed. A premium of $5,500,000 was paid for the right to assume the insured deposits. The bank was capitalized with $10,500,000 in paid-in capital, including $500,000 by a minority shareholder. Cash was received from the FDIC for the deposits assumed net of assets purchased and premium paid. The acquisition has been accounted for in a manner similar to a purchase and the results of operation of the branches acquired since the date of acquisition are included in the consolidated financial statements. The deposit premium of $5,500,000 has been allocated to goodwill and is being amortized over 15 years using the straight-line method. Under a purchase and assumption agreement with the FDIC, the new bank exercised its right to purchase certain securities and the buildings, real estate, furniture, fixtures and equipment of the failed bank. The acquisition cost of these assets were determined by independent appraisal. Since acquisition date, $34,400,000 of additional loans were acquired from the FDIC. A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

Assets acquired:
   Securities                                             $             862
   Loans receivable                                                     139
   Other assets                                                          12
   Cost in excess of net assets acquired                              5,500
Liabilities assumed:
   Deposits                                                         (69,846)
   Other liabilities                                                   (619)
                                                          -------------------
        Net cash and cash equivalents received            $         (63,952)
                                                          ===================

In March 1999, the Company acquired 67 shares (.7%) of the common stock of F&M Bank for $151,621 in cash from a minority shareholder. The transaction was accounted for as a purchase.

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

Assets acquired                                                      $            16,999
Liabilities assumed                                                               14,676
                                                                     -------------------
        Net assets acquired                                          $             2,323
                                                                     ===================

Cost of net assets acquired                                          $             2,323
Less cash and cash equivalents acquired                                            1,182
                                                                     -------------------
        Net cash and cash equivalents paid for cash flow purposes    $             1,141
                                                                     ===================

NOTE 3.  RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company's banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve Bank based on a percentage of deposits. The total requirement was approximately $6,061,000 and $3,727,000 at June 30, 2000 and 1999, respectively.

NOTE 4.  SECURITIES AVAILABLE FOR SALE

Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are summarized as follows:

                                                                     June 30, 2000 (In Thousands)
                                                 ------------------------------------------------------------------
                                                                    Gross           Gross
                                                     Amortized      Unrealized      Unrealized       Fair
                                                       Cost         Gains           Losses           Value
                                                 ------------------------------------------------------------------
U.S. Treasury securities                         $      5,450    $       --    $          (54)   $   5,396
U.S. Government agencies and
   corporations, including
   mortgage-backed securities                          93,631            139           (2,547)      91,223
States and political subdivision securities            11,060             12             (343)      10,729
Corporate debt securities                               7,275             24              (76)       7,223
Stock in Federal Home Loan Bank
   and Federal Reserve Bank                             2,857             --               --        2,857
                                                 ------------------------------------------------------------------
                                                 $    120,273    $       175   $       (3,020)   $ 11,7428
                                                 ==================================================================

                                                                     June 30, 1999 (In Thousands)
                                                 ------------------------------------------------------------------
                                                                    Gross           Gross
                                                     Amortized      Unrealized      Unrealized       Fair
                                                       Cost         Gains           Losses           Value
                                                 ------------------------------------------------------------------
U.S. Treasury securities                         $      8,998    $        15   $           (9)   $   9,004
U.S. Government agencies and
   corporations, including
   mortgage-backed securities                          65,187            177             (895)      64,469
States and political subdivision securities            10,691            101             (195)      10,597
Corporate debt securities                               4,997             18               (8)       5,007
Stock in Federal Home Loan Bank
   and Federal Reserve Bank                             2,063             --               --        2,063
                                                 ------------------------------------------------------------------
                                                 $      9,936    $       311   $       (1,107)  $   91,140
                                                 ==================================================================

No ready market exists for the Federal Home Loan Bank stock, and it has no quoted market value. For disclosure purposes, this stock is assumed to have a fair value which is equal to cost.

The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 2000, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                Amortized
                                                                   Cost          Fair Value
                                                             ---------------------------------
Due in one year or less                                      $     4,788        $      4,778
Due after one year through five years                             21,455              21,292
Due after five years through ten years                             7,865               7,679
Due after ten years                                               20,850              19,989
Mortgage-backed securities                                        62,458              60,833
                                                             ---------------------------------
                                                             $   117,416        $    114,571
                                                             =================================

Proceeds from sales of securities available for sale were $7,585,000, $2,004,062 and $11,385,932 for the years ended June 30, 2000, 1999 and 1998, respectively. Gross gains of $18,000, $26,697 and $194,849 and gross losses of $31,000, none and $15,698 were realized on those sales for the years ended June 30, 2000, 1999, and 1998, respectively.

Securities with an amortized cost of approximately $87,848,000 and $63,992,000 at June 30, 2000 and 1999, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

The components of other comprehensive income - net change in unrealized gain
(loss) on securities available for sale (in thousands) are as follows:

                                                                             Years Ended June 30,
                                                          ---------------------------------------------------------
                                                              2000               1999               1998
                                                          ---------------------------------------------------------
Unrealized holding gain (loss) arising
   during the period                                      $       (2,062)  $           (1,343)  $      547
Less reclassification adjustment for net
   (gain) loss realized in net income                                 13                  (27)        (179)
                                                          ---------------------------------------------------------
        Net change in unrealized gain (loss)
           before income taxes                                    (2,049)              (1,370)         368
Income (taxes) benefit                                               695                  475         (126)
Minority interest in unrealized gain (loss)                           31                   23           (9)
                                                          ---------------------------------------------------------
        Other comprehensive income - net change
           in unrealized gain (loss) on securities        $       (1,323)  $             (872)  $      233
                                                          =========================================================

NOTE 5.  LOANS RECEIVABLE

The composition of net loans receivable (in thousands) is as follows:

                                                 June 30,
                                    --------------------------------------
                                           2000                1999
                                    --------------------------------------
Commercial and agricultural         $      363,808         $     304,632
 Real estate loans                         118,060                90,789
Loans to individuals                        96,216                75,579
Other loans                                  4,227                 2,455
                                    -------------------------------------
                                           582,311               473,455
                                    -------------------------------------

Deduct:
   Allowance for loan losses                 7,352                 6,020
   Unearned net loan fees                      300                   465
                                    -------------------------------------
                                             7,652                 6,485
                                    -------------------------------------
                                    $      574,659         $     466,970
                                    =====================================

Loans guaranteed by agencies of the U.S. government totaled $20,984,000 and $18,511,000 at June 30, 2000 and 1999, respectively.

Certain real estate mortgage loans are sold on the secondary market on a prearranged basis. The loans are sold without recourse, except for limited recourse during the first four months after the sale. The Company has experienced no losses on these recourse sales during 2000, 1999 or 1998.

Information about impaired loans (in thousands) is as follows:

                                                                       As of and for the year
                                                                           ended June 30,
                                                              --------------------------------------
                                                                  2000               1999
                                                              --------------------------------------
Loans receivable for which there is a related
   allowance for loan losses                                  $       4,609       $    2,423
Other impaired loans                                                     -                -
                                                              --------------------------------------
      Total impaired loans                                    $       4,609       $    2,423
                                                              ======================================

Related allowance for loan losses                             $         311       $      269
Average monthly balance of impaired loans
   (based on month-end balances)                                      4,457            2,183
Interest income recognized on impaired loans                             73               81

Past due and nonaccrual and restructured loans (in thousands) are as follows:

                                                                             June 30,
                                                            ----------------------------------------
                                                                    2000                1999
                                                            ----------------------------------------
Outstanding principal balance of accruing loans having
   payment delinquent by more than ninety days              $      1,831          $   1,016
Loans on which the accrual of interest has been
   discontinued or reduced                                         6,268              5,587

Changes in the allowance for loan losses (in thousands) are as follows:

                                                                       Years ended June 30,
                                                     ------------------------------------------------------
                                                         2000                  1999               1998
                                                     ------------------------------------------------------
Balance, beginning                                   $    6,020            $   5,599          $      5,803
   Provision charged to operating expense                 1,826                1,333                 1,374
   Business acquisition (Note 2)                             -                    -                    129
   Recoveries of amounts charged off                        303                  147                   224
                                                     ------------------------------------------------------
                                                          8,149                7,079                 7,530
   Amounts charged off                                     (797)              (1,059)               (1,931)
                                                     ------------------------------------------------------
Balance, ending                                      $    7,352            $   6,020          $      5,599
                                                     ======================================================

NOTE 6.  PREMISES AND EQUIPMENT

The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:

                                                                             June 30,
                                                            ----------------------------------------
                                                                2000                1999
                                                            ----------------------------------------
Land                                                        $     3,089          $     2,856
Buildings and building improvements                              13,827                9,568
Furniture and equipment                                           7,939                6,834
                                                            ----------------------------------------
                                                                 24,855               19,258
Less accumulated depreciation                                     7,884                6,590
                                                            ----------------------------------------
                                                            $    16,971          $    12,668
                                                            ========================================

NOTE 7.  DEPOSITS

The composition of deposits (in thousands) is as follows:

                                                                           June 30,
                                                            ----------------------------------------
                                                                 2000                  1999
                                                            ----------------------------------------
Noninterest bearing demand                                  $      60,160           $   49,934
NOW accounts, money market and savings                            188,028              145,972
Time certificates, $100,000 or more                                96,784               83,551
Other time certificates                                           284,401              227,452
                                                            ----------------------------------------
                                                            $     629,373           $  506,909
                                                            ========================================

At June 30, 2000, the scheduled maturities of time certificates (in thousands) are as follows:

Year ending June 30,
----------------------------------------------------------------------------------------------------
2001                                                                                $        236,725
2002                                                                                          89,552
2003                                                                                          40,282
2004 - 2005                                                                                   13,559
2006 and thereafter                                                                            1,067
                                                                                    ----------------
                                                                                    $        381,185
                                                                                    ================

NOTE 8.  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
         REPURCHASE

Federal funds purchased totaled $775,000 and $3,925,000 at June 30, 2000 and 1999, respectively.

Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date, totaled $21,640,400 and $15,851,819 at June 30, 2000 and 1999, respectively. The mortgage-backed securities underlying the agreements had an amortized cost of approximately $24,328,000 and $19,169,000, and fair value of approximately $23,712,000 and $19,062,000 at June 30, 2000 and 1999, respectively. The securities are held by the Company. For the years ended June 30, 2000, 1999 and 1998, respectively, the maximum month-end balance of the agreements was $23,107,186, $21,900,784 and $22,278,990, they had an average balance of $19,058,049, $19,737,173 and $19,197,839 and an average interest rate of 4.8%, 4.4% and 4.8%.

NOTE 9.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                                             June 30,
                                                                             --------------------------------------
                                                                                    2000             1999
                                                                             --------------------------------------
Note payable to bank, due January 2001, interest due
   quarterly at LIBOR, plus 1.5%, secured by stock
   in Citizens Bank, Carlisle                                                  $    2,300      $       --
Notes payable to bank                                                                 --             11,695
Notes payable to Federal Home Loan Bank, interest rates
   from 4.23% to 6.9% and maturity dates from July
   2000 to December 2013, secured by real estate loans and
   Federal Home Loan Bank stock                                                    41,466           25,989
 Notes payable to Federal Reserve Bank, consisting of
   treasury, tax and loan deposits, due on demand                                   3,178            1,250
Other                                                                                 --                90
                                                                             --------------------------------------
                                                                              $    46,944      $    39,024
                                                                             ======================================

As of June 30, 2000, notes payable are due or callable (whichever is earlier) as follows (in thousands):

Year ending June 30,
----------------------------------------------------------------------------------------------------
2001                                                                                $        31,944
2002                                                                                          6,500
2003                                                                                          8,500
                                                                                    ----------------
                                                                                    $        46,944
                                                                                    ================

NOTE 10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

The Company has issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of Spectrum Capital Trust I. Distributions accumulate from August 18, 1999 and are paid quarterly beginning October 15, 1999. Cumulative cash distributions are calculated at a 10.0% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond August 18, 2029. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on August 18, 2029, however, the Company has the option to shorten the maturity date to a date not earlier than August 18, 2004. The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common stock.

The Preferred Securities are traded on the American Stock Exchange under the symbol "SBK PRA".

NOTE 11.  INCOME TAX MATTERS

The provision for income taxes charged to operations consists of the following (in thousands):

                                                              Years Ended June 30,
                                           ---------------------------------------------------------
                                              2000                1999               1998
                                           ---------------------------------------------------------
Currently paid or payable:
   Federal                                 $  4,426        $      3,559          $    2,816
   State                                        713                 580                 454
Deferred (benefit)                              780                (125)               (146)
                                           ---------------------------------------------------------
                                           $  4,359        $      4,014          $    3,124
                                           =========================================================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following (in thousands):

                                                                           Years Ended June 30,
                                                          -------------------------------------------------
                                                              2000               1999               1998
                                                          -------------------------------------------------
Computed "expected" tax expense                           $ 4,322             $ 3,926           $  3,245
 Increase (decrease) in income taxes
   resulting from:
      Benefit of income taxed at lower rates                 (100)               (112)               (93)
      Tax exempt interest income, net                        (325)               (289)              (297)
      State income tax, net of federal benefit                463                 383                300
      Other                                                    (1)                106                (31)
                                                          -------------------------------------------------
                                                          $ 4,359             $ 4,014           $  3,124
                                                          =================================================

Net deferred tax assets (liabilities) (in thousands) consist of the following components:

                                                                         June 30,
                                                         --------------------------------------
                                                            2000               1999
                                                         --------------------------------------
Deferred tax assets:
   Allowance for loan losses                             $  2,341           $  1,587
   Securities available for sale                              979                277
   Deferred compensation                                      155                136
   Other                                                       72                 70
                                                         --------------------------------------
                                                            3,547              2,070
                                                         --------------------------------------
Deferred tax liabilities:
   Premises and equipment                                    (777)              (733)
   Other assets                                              (453)              (389)
   Other                                                     (111)              (224)
                                                         --------------------------------------
                                                           (1,341)            (1,346)
                                                         --------------------------------------
                                                         $  2,206           $    724
                                                         ======================================

In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets. The deferred tax asset amounts above include no valuation allowance.

Retained earnings at June 30, 2000 includes approximately $1,107,000 related to the pre-1988 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized. If the Company no longer qualifies as a bank or in the event of a liquidation of the Company, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $376,000 at June 30, 2000.

NOTE 12.  DEFERRED COMPENSATION

The Company has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior death or disability. The level of payments is dependent upon earnings of the Company's subsidiaries during employment. The net present value of the payments is being accrued over the respective employees' expected employment service period. Deferred compensation charged to expense during the years ended June 30, 2000, 1999 and 1998 was $113,777, $117,788 and $61,884, respectively, with a total amount accrued as of June 30, 2000 and 1999 of $399,839 and $388,588, respectively.

NOTE 13.  PROFIT-SHARING PLAN

The Company participates in a multiple employer 401(k) profit sharing plan (the
Plan). All employees are eligible to participate beginning with the first eligibility date following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $331,133, $265,526 and $245,854 to the Plan for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE 14. REGULATORY RESTRICTIONS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 2000.

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


                                                                                                       To Be Well
                                                                             For Capital           Capitalized  Under
                                                                               Adequacy             Prompt Corrective
                                                          Actual             Purposes (a)            Action Provisions (a)
                                                ------------------------------------------------------------------------
                                                   Amount       Ratio     Amount      Ratio        Amount       Ratio
                                                -----------------------------------------------------------------------
As of June 30, 2000:
   Total capital (to risk-weighted assets):
      Consolidated                              $   67,428        11.6%  $ 46,445        8.0%        N/A          N/A
      Citizens Bank, Mount Ayr                       8,423        11.2      6,013        8.0      $ 7,516        10.0%
      Citizens Bank of Princeton                     3,499        12.6      2,236        8.0        2,796        10.0
      F&M Bank                                      29,706        11.5     20,743        8.0       25,929        10.0
      Rushmore Bank & Trust                         19,151        10.9     14,032        8.0       17,540        10.0
      Citizens Bank, Carlisle                        5,465        12.9      3,390        8.0        4,237        10.0

   Tier I capital (to risk-weighted assets:)
      Consolidated                                  54,469         9.4     23,222        4.0         N/A          N/A
      Citizens Bank, Mount Ayr                       7,483        10.0      3,006        4.0        4,509         6.0
      Citizens Bank of Princeton                     3,150        11.3      1,118        4.0        1,677         6.0
      F&M Bank                                      26,614        10.3     10,372        4.0       15,558         6.0
      Rushmore Bank & Trust                         17,100         9.8      7,016        4.0       10,524         6.0
      Citizens Bank, Carlisle                        4,935        11.7      1,695        4.0        2,542         6.0

   Tier I capital (to average assets):
      Consolidated                                  54,469         7.0     31,005        4.0         N/A          N/A
      Citizens Bank, Mount Ayr                       7,483         7.5      3,968        4.0        4,960         5.0
      Citizens Bank of Princeton                     3,150         8.7      1,442        4.0        1,803         5.0
      F&M Bank                                      26,614         7.8     13,574        4.0       16,967         5.0
      Rushmore Bank & Trust                         17,100         8.1      8,400        4.0       10,500         5.0
      Citizens Bank, Carlisle                        4,935         6.9      2,846        4.0        3,557         5.0


                                                                                             To Be Well
                                                                       For Capital        Capitalized Under
                                                                        Adequacy          Prompt Corrective
                                                    Actual             Purposes (a)      Action Provisions (a)
                                           --------------------------------------------------------------------
                                            Amount       Ratio     Amount      Ratio      Amount        Ratio
                                           --------------------------------------------------------------------

As of June 30, 1999:
   Total capital (to risk-weighted assets):
      Consolidated                          $43,020         9.0%    $38,175     8.0%     N/A           N/A
      Citizens Bank, Mount Ayr                7,608        11.3       5,378     8.0    $ 6,723        10.0%
      Citizens Bank of Princeton              4,243        15.8       2,148     8.0      2,685        10.0
      F&M Bank                               25,745        11.5      17,910     8.0     22,387        10.0
      Rushmore Bank & Trust                  15,986        10.5      12,161     8.0     15,201        10.0

   Tier I capital (to risk-weighted assets:)
      Consolidated                           37,055         7.8      19,088     4.0       N/A          N/A
      Citizens Bank, Mount Ayr                6,889        10.2       2,689     4.0      4,034         6.0
      Citizens Bank of Princeton              3,904        14.5       1,074     4.0      1,611         6.0
      F&M Bank                               23,043        10.3       8,955     4.0     13,432         6.0
      Rushmore Bank & Trust                  14,195         9.3       6,081     4.0      9,121         6.0

   Tier I capital (to average assets):
      Consolidated                           37,055         6.2      24,095     4.0       N/A          N/A
      Citizens Bank, Mount Ayr                6,889         7.5       3,647     4.0      4,559         5.0
      Citizens Bank of Princeton              3,904        11.1       1,412     4.0      1,765         5.0
      F&M Bank                               23,043         7.8      11,790     4.0     14,738         5.0
      Rushmore Bank & Trust                  14,195         7.9       7,217     4.0      9,021         5.0

(a) The amounts and ratios are minimums under the regulations. Prompt corrective action provisions only apply to the bank subsidiaries.

NOTE 15. MERGER OF DECATUR CORPORATION AND SPECTRUM BANCORPORATION, INC.

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


                                                                                Years Ended June 30,
                                                                             -------------------------
                                                                                 1998         1997
                                                                             ------------------------
Interest income:
   Decatur Corporation and Subsidiaries                                      $   9,103    $   9,293
   Spectrum Bancorporation, Inc. and Subsidiaries                               32,802       27,851
                                                                             -----------------------
        Combined                                                             $  41,905    $  37,144
                                                                             =======================

Net income:
   Decatur Corporation and Subsidiaries                                      $   1,198    $   1,328
   Spectrum Bancorporation, Inc. and Subsidiaries                                4,737        3,905
   Intercompany dividend income                                                   (100)        (100)
                                                                             -----------------------
        Combined                                                             $   5,835    $   5,133
                                                                             =======================

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

NOTE 16. STOCK PURCHASE AND REDEMPTION AGREEMENT

The Company has entered into stock purchase agreements with two of the minority stockholders of its subsidiary banks under which the Company has the right of first refusal to purchase the minority shares of common stock offered for sale by each stockholder at a specified price. In addition, the Company has agreed to purchase the shares upon the death or termination of employment of each shareholder, and obligates the estate or shareholder to sell such shares. If the purchase occurred on June 30, 2000, the total purchase price would be approximately $962,000. This redemption price exceeds the recorded amount of the related minority interest in those subsidiaries by approximately $79,000.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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


                                                                                       June 30,
                                                                           -----------------------------
                                                                               2000                1999
                                                                           -----------------------------
Commitments to extend credit                                                $ 97,288            $ 88,958
Letters of credit                                                                965               1,177


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

CONSTRUCTION IN PROGRESS: The Company has entered into contracts to complete construction of additional facilities. Total estimated costs to complete these projects is approximately $2,529,000 at June 30, 2000. Construction in progress is approximately $3,917,000 as of June 30, 2000.

CONTINGENCIES: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK BY GEOGRAPHIC LOCATION:
A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the economy in northern Missouri, Iowa and South Dakota. Although the Company's loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.

NOTE 18. TRANSACTIONS WITH RELATED PARTIES

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with stockholders, directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Total loans to related parties were approximately $5,619,000 and $7,372,000 at June 30, 2000 and 1999, respectively. The Company had participation loans sold of approximately $10,152,000 and $9,877,000 and participations loans purchased of approximately $25,569,000 and $20,026,000 at June 30, 2000 and 1999,
respectively, with other banks partially owned by a stockholder of the Company. These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The estimated fair values of the Company's financial instruments (in thousands) are as follows:


                                                                              June 30,
                                                    -------------------------------------------------------
                                                                2000                           1999
                                                    -------------------------------------------------------
                                                      Carrying         Fair            Carrying       Fair
                                                       Amount          Value           Amount         Value
                                                    -------------------------------------------------------
Financial Assets
   Cash and due from banks                             $ 24,129      $  24,129       $  18,389     $ 18,389
   Federal funds sold                                    15,089         15,089           7,255        7,255
   Certificates of deposit                                2,772          2,772             792          792
   Securities                                           117,428        117,428          91,140       91,140
   Loans receivable                                     574,659        570,993         466,970      468,102
   Accrued interest receivable                            7,640          7,640           5,775        5,775

Financial Liabilities
   Deposits                                             629,373        626,699         506,909      508,866
   Federal funds purchased and securities
      sold under agreements to repurchase                22,415         22,415          19,777       19,777
   Notes payable                                         46,944         45,965          39,024       38,814
   Company obligated mandatorily
      redeemable preferred securities                    20,400         20,400              --           --
   Accrued interest payable                               6,734          6,734           4,461        4,461

The estimated fair value of commitments to extend credit and letters of credit at June 30, 2000 and 1999 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2000 and 1999.

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

NOTE 20. CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

The following presents condensed parent company only financial statements for Spectrum Bancorporation, Inc.

                            Condensed Balance Sheets
                                 (in thousands)

                                                                       June 30,
                                                            -----------------------------
                                                                 2000           1999
                                                            -----------------------------
Assets
   Cash and due from banks                                     $     962       $      18
   Investment in subsidiaries                                     62,205          47,198
   Other assets                                                    3,723           2,057
                                                               -------------------------
        Total assets                                           $  66,890       $  49,273
                                                               =========================
Liabilities
   Notes payable                                               $  23,331       $  11,740
   Accounts payable and accrued liabilities                          526             336
                                                              --------------------------
        Total liabilities                                         23,857          12,076
                                                              --------------------------
Stockholders' Equity
   Preferred stock                                                 1,700           1,700
   Common stock                                                       72              72
   Additional paid-in capital                                      1,649           1,654
   Retained earnings                                              41,440          34,276
   Accumulated other comprehensive income (loss)                  (1,828)           (505)
                                                              --------------------------
        Total stockholders' equity                                43,033          37,197
                                                               -------------------------
        Total liabilities and stockholders' equity             $  66,890       $  49,273
                                                               =========================

                         Condensed Statements of Income
                                 (in thousands)

                                                                          Years ended June 30,
                                                          -------------------------------------------------
                                                              2000               1999               1998
                                                          -------------------------------------------------
Income:
   Dividends received from subsidiaries                     $    3,431         $    2,479      $      2,087
   Other                                                           104                 85               111
   Interest                                                        227                  9                11
                                                          -------------------------------------------------
        Total income                                             3,762              2,573             2,209
                                                          -------------------------------------------------

Expense:
   Salaries and employee benefits                                  173                 67                81
   Interest                                                      2,042                905               951
   Other                                                           370                243               232
                                                          -------------------------------------------------
        Total expenses                                           2,585              1,215             1,264
                                                          -------------------------------------------------
   Income before income tax (benefit) and
      equity in undistributed income of subsidiaries             1,177              1,358               945
Income tax (benefit)                                              (710)              (352)             (362)
                                                          -------------------------------------------------
   Income before equity in undistributed income
      of subsidiaries                                            1,887              1,710             1,307
Equity in undistributed income of subsidiaries                   5,699              5,135             4,528
                                                          -------------------------------------------------
Net income                                                  $    7,586         $    6,845      $      5,835
                                                          =================================================

NOTE 20.    CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)



                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                              Years ended June 30,
                                                           --------------------------------------------------------
                                                                    2000              1999               1998
                                                           --------------------------------------------------------
Cash flows from operating activities:
   Net income                                                     $  7,586         $      6,845        $ 5,835
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and other                                            29                   54             43
      Equity in undistributed income of subsidiaries                (5,699)              (5,135)        (4,528)
   Changes in deferrals and accruals:
      Other assets                                                      31                 (317)          (104)
      Accounts payable and accrued liabilities                         190                   43            120
                                                             -------------------------------------------------
        Net cash provided by operating activities                    2,137                1,490          1,366
                                                             -------------------------------------------------

Cash flows from investing activities:
   Acquire stock of subsidiaries                                   (10,631)                  --             --
   Business acquisition                                                 --                   --         (2,321)
   Other                                                              (665)                  --             --
                                                             -------------------------------------------------
        Net cash (used in) investing activities                    (11,296)                  --         (2,321)
                                                             -------------------------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                      24,031                  145          2,188
   Payments on notes payable                                       (12,440)              (1,363)        (1,065)
   Incur debt issuance costs                                        (1,061)                  --             --
   Proceeds from sale (purchase) of
      minority interest                                                 --                 (153)           113
   Dividends paid                                                     (352)                (252)          (152)
   Stock purchased for retirement                                      (75)                 (72)           (55)
                                                             -------------------------------------------------
        Net cash provided by (used in)
           financing activities                                     10,103               (1,695)         1,029
                                                             -------------------------------------------------
        Net increase (decrease) in cash                                944                 (205)            74
Cash at beginning of period                                             18                  223            149
                                                             -------------------------------------------------
Cash at end of period                                        $         962         $         18        $   223
                                                             =================================================

NOTE 21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands except earnings per share data)


                                                                        Year Ended June 30, 2000
                                                    ------------------------------------------------------------------
                                                        First              Second             Third          Fourth
                                                    ------------------------------------------------------------------
Total interest income                                $  12,319           $  12,641          $  14,262     $   16,350
Net interest income                                      6,122               5,960              6,506          8,085
Provision for losses on loans                              396                 253                743            434
Net income                                               1,980               1,885              1,603          2,118
Basic earnings per common share                          27.12               25.79              21.88          29.10


                                                                        Year Ended June 30, 1999
                                                    ------------------------------------------------------------------
                                                        First             Second             Third          Fourth
                                                    ------------------------------------------------------------------

Total interest income                                $  11,399           $10,907           $11,771      $   12,196
Net interest income                                      5,535             5,017             6,120           6,445
Provision for losses on loans                              224               279               379             451
Net income                                               1,689             1,570             1,789           1,798
Basic earnings per common share                          23.02             21.36             24.41           24.55


NOTE 22. SUBSEQUENT EVENTS

On July 13, 2000 the Company's subsidiary, Citizens Bank, Mt. Ayr, purchased certain assets and liabilities of the branch of Commercial Federal Bank, FSB, located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

On August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc. (HFI), an unaffiliated holding company which owned two banks in southeastern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,356,156 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $55,990,045 and loans of $48,659,556 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr.

On August 7, 2000, the Company acquired all of the outstanding shares of Citizens Corporation (Citizens), an affiliated holding company which owned Citizens Bank, Chariton, Iowa. Since the entities were under common control, the transaction was accounted for in a manner similar to a pooling of interests. The Company exchanged 7,584 newly issued shares of common stock for all 4,628 outstanding shares of Citizens, and assumed a $1,200,000 capital note payable. Citizens Bank, Chariton, Iowa was merged into the Company's subsidiary, Citizens Bank, Mt. Ayr. Deposits of $60,382,514 and loans of $52,472,988 were acquired.