Form 10-Q
period 2000-09-30
SPECTRUM BANCORPORATION INC
filed 2000-11-14
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                10834 Old Mill Road, Suite One, Omaha, NE 68154
              (Address of principal executive office) (Zip code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                               Outstanding at November 9, 2000

-----------------------------                 -------------------------------
Common Stock, $1.00 par value                             79,068

                           SPECTRUM BANCORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED SEPTEMBER 30, 2000


                                                                       PAGE
PART I:  FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS........................................3

         Consolidated Balance Sheets at September 30, 2000
         and June 30, 2000 (unaudited) ...................................3

         Consolidated Statements of Income - Three months
         ended September 30, 2000 and September 30, 1999
         (unaudited)......................................................4

         Consolidated Statements of Cash Flows - Three months ended
         September 30, 2000 and September 31, 1999 (unaudited) ...........5

         Notes to Consolidated Financial Statements.......................6

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS..................................................8

     ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk..9

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS...........................................9

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS...................10

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.............................10

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.....................................................10

     ITEM 5:  OTHER INFORMATION...........................................10

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................10

              SIGNATURES..................................................10

                                                                              2

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands except share data)
                                   (unaudited)

                                                              September 30,           June 30,
                                                                  2000                 2000
                                                         -------------------  -------------------
                                  Assets
Cash and due from banks                                             $27,295              $26,037
Federal funds sold                                                   27,642               15,089
                                                         -------------------  -------------------
         Total cash and cash equivalents                             54,937               41,126

Certificates of deposits                                              1,184                2,772
Securities available for sale                                       143,928              139,070
Loans receivable, net                                               682,443              626,560
Premises and equipment, net                                          19,517               17,676
Accrued interest receivable                                          11,343                8,740
Cost in excess of net assets acquired                                10,192                7,928
Other assets                                                          7,727                6,904
                                                         -------------------  -------------------
                                                                   $931,271             $850,776
                                                         ===================  ===================

                   Liabilities and Stockholders' Equity
Liabilities:
     Deposits
       Non interest bearing                                         $78,030              $65,843
       Interest bearing                                             687,134              625,692
                                                         -------------------  -------------------
         Total Deposits                                             765,164              691,535
     Federal funds purchased and securities sold
       under agreements to repurchase                                23,545               22,917
     Notes payable                                                   57,140               55,760
     Company obligated mandatorily redeemable
       preferred securities of subsidiary trust
       holding solely junior subordinated
       debentures                                                    20,400               20,400
     Accrued interest and other liabilities                          11,559                9,597
                                                         -------------------  -------------------
                                                                    877,808              800,209
                                                         -------------------  -------------------
Minority interest in subsidiaries                                     2,946                2,745
                                                         -------------------  -------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $100 par value; 500,000 shares
       authorized; issued and outstanding:  9,000
       shares of 8% cumulative, nonvoting; 8,000
       shares of 10% noncumulative, nonvoting                         1,700                1,700
     Common stock, $1.00 par value, authorized
       1,000,000 shares, issued and outstanding
       79,068 shares                                                     79                   79
     Additional paid in capital                                       2,069                2,069
     Retained earnings                                               47,729               46,331
     Accumulated other comprehensive (loss)                          (1,060)              (2,357)
                                                         -------------------  -------------------
         Total stockholders' equity                                  50,517               48,822
                                                         -------------------  -------------------
                                                                   $931,271             $850,776
                                                         ===================  ===================

                          See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

-------------------------------------------------------------------------------

                                                              September 30,        September 30,
                                                                  2000                 1999
                                                           -------------------- --------------------
Interest income on:
  Loans receivable                                                     $16,110              $11,869
  Taxable Securities                                                     2,267                1,543
  Nontaxable Securities                                                    240                  213
  Dividends on securities                                                   61                    3
  Federal funds sold and other                                             205                  254
                                                           -------------------- --------------------
                                                                        18,883               13,882
                                                           -------------------- --------------------
Interest expense on:
  Deposits                                                               8,507                5,699
  Federal funds purchased and securities sold
    under agreements to repurchase                                         330                  225
  Notes payable and company obligated mandatorily
    redeemable preferred securities                                      1,445                  865
                                                           -------------------- --------------------
                                                                        10,282                6,789
                                                           -------------------- --------------------

         Net interest income                                             8,601                7,093
Provision for loan losses                                                  512                  411
                                                           -------------------- --------------------
         Net interest income after provision for loan
           losses                                                        8,089                6,682
                                                           -------------------- --------------------

Other income:
  Service charges and other fees                                         1,355                1,263
  Net gains from sale of loans                                             183                  145
  Gain (loss) on securities, net                                            13                    0
  Trust department income                                                   74                   76
  Other                                                                    382                  237
                                                           -------------------- --------------------
                                                                         2,007                1,721
                                                           -------------------- --------------------

Other expenses:
  Salaries and employee benefits                                         3,241                2,401
  Occupancy expenses, net                                                  393                  302
  Data processing                                                          498                  390
  Equipment expenses                                                       226                  162
  Advertising                                                              317                  164
  Other operating expenses                                               1,438                1,314
                                                           -------------------- --------------------
                                                                         6,113                4,733
                                                           -------------------- --------------------

         Income before income taxes and minority interest
           in net income of subsidiaries                                 3,983                3,670
Income taxes                                                             1,176                1,177
                                                           -------------------- --------------------

         Income before minority interest in net
           income of subsidiaries                                        2,807                2,493
Minority interest in net income of subsidiaries                            121                  107
                                                           -------------------- --------------------
         Net income                                                     $2,686               $2,386
                                                           ==================== ====================
Basic earnings per common share                                         $33.49               $29.65
                                                           ==================== ====================
Dividends per share declared on common stock                            $15.81                $2.37
                                                           ==================== ====================
Weighted average shares outstanding                                     79,068               79,191
                                                           ==================== ====================

                  See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                           For The Three Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                               September 30,    September 30,
                                                                                   2000            1999
                                                                             ------------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              $  (779)     $ 3,497
                                                                             ------------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   available for sale                                                                    7,829        7,060
 Purchase of securities available for sale                                              (1,347)      12,019)
 Proceeds from maturities of certificates of deposit                                     1,588            0
 Business acquisition (See below)                                                         (238)           0
 Net increase in loans                                                                  (7,095)      13,932)
 Proceeds from sale of premises and equipment                                                1            0
 Purchase of premises and equipment                                                       (988)      (1,495)
                                                                             ------------------ ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                                             (250)      20,386)
                                                                             ------------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred securities                                              0       20,400
 Net increase in deposits                                                               14,132       14,676
 Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                     628        2,520
 Proceeds from notes payable                                                            46,703       23,348
 Principal payments on notes payable                                                   (45,323)      24,279)
 Debt issuance cost incurred                                                                 0       (1,061)
 Dividends paid, including ($12) and ($12) paid to
   minority interest, respectively                                                      (1,300)        (238)
                                                                             ------------------ ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         14,840       35,366
                                                                             ------------------ ------------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                                         13,811       18,477
Cash and cash equivalents:
  Beginning                                                                             41,126       27,070
                                                                             ------------------ ------------
  Ending                                                                               $54,937      $45,547
                                                                             ================== ============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                            $9,761       $6,823
    Income taxes                                                                             0          411

Supplemental Schedules of Noncash Investing and
  Financing Activities:
  Net change in unrealized gain (loss) on
    securities available for sale                                                        1,297         (429)

Purchase of banks, net of cash and cash equivalents acquired, allocated to:
Assets
   Securities                                                                          $10,055
   Loans receivable                                                                     48,989
   Other assets                                                                          2,197
   Premises and equipment                                                                1,301
   Cost in excess of net assets acquired                                                 2,411
Liabilities assumed
   Deposits                                                                            (59,496)
   Other Liabilities                                                                    (5,219)
                                                                             ------------------
Net cash and cash equivalents used                                                        $238
                                                                             ==================

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation.

         June 30, 2000 amounts and fiscal 2000 results have been restated to reflect the effects of a merger between Citizens Corporation ("Citizens") and Spectrum Bancorporation, Inc. ("Spectrum") completed in the first quarter of fiscal 2001. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to a pooling-of-interests.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

         The consolidated subsidiaries are as follows: Spectrum Capital Trust I (100.0% owned); Citizens Bank, Mount Ayr (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; F&M Bank (97.9% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank, Carlisle (95.2% owned), which is chartered in Carlisle, Iowa and Spectrum Banc Service Corporation (100% owned), a data processing organization. Rushmore Bank & Trust also owns 99.0% of Ameriloan, LLC, a loan origination company, which is currently inactive.

         The June 30, 2000 consolidated balance sheet has been derived from the audited balance sheet as of that date for Spectrum. The consolidated financial statements as of September 30, 2000 and for the three months ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

     2.   Earnings per common share.

         Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 in each of the three months ended September 30, 2000 and 1999, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

         Comprehensive income was $3,983,000 and $1,957,000 for the three months ended September 30, 2000 and 1999. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to unrealized gains and losses on available-for-sale securities.

     4. Company Obligated Mandatory Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures.

         The Company has issued 2,040,000 shares, $10 par value, of Company Obligated Mandatory Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust I. Distributions accumulate from August 18, 1999 and are paid quarterly beginning October 15, 1999. Cumulative cash distributions are calculated at a 10.0% annual rate.

         Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common stock.

         The Preferred Securities are traded on the American Stock Exchange under the symbol "SBK PRA".

     5.   Acquisitions.

         On January 14, 2000, Spectrum acquired selected assets and the deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa through a newly chartered, wholly owned bank subsidiary ("Citizens Bank, Carlisle"). The acquisition was accounted for in a manner similar to a purchase.

         On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB ("Commercial") located in Kellerton, Iowa. The acquisition was accounted for as a purchase. See the cash flow statement for further financial details.

         As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc. ("HFI"), an unaffiliated holding company which owned two banks in southwestern Iowa. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr. The acquisition was accounted for as a purchase. See the cash flow statement for further financial details.

         The cost in excess of net assets acquired generated from these transactions is being amortized over 15 years using the straight-line method.

         On August 7, 2000 Spectrum issued 7,584 shares of its common stock in exchange for all outstanding common stock of Citizens. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements (in thousands) are summarized below.

                                                      For the Three Months
                                                    Ended September 30, 1999
                                                   -------------------------
Interest income:
  Spectrum Bancorporation, Inc. and Subsidiaries             $12,502
  Citizens Corporation and Subsidiaries                        1,380
                                                             --------
    Combined                                                 $13,882
                                                             ========

 Net income:
  Spectrum Bancorporation, Inc. and Subsidiaries              $1,980
  Citizens Corporation and Subsidiaries                          460
                                                             --------
    Combined                                                  $2,386
                                                             ========

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total average assets were $891,024,000 for the three months ended September 30, 2000, compared to $700,323,000 for the three months ended September 30, 1999 a 27.23% increase. Average interest-earning assets were $819,344,000 for the three months ended September 30, 2000 and $649,327,000 for the three months ended September 30, 1999, a 26.18% increase. Assets increased primarily due to internal loan growth funded by deposits received from customers and bank acquisitions.

         Total assets were $931,271,000 at September 30, 2000, an increase of $80,495,000 from June 30, 2000. Net loans grew $55,296,000 during the three months ended September 30, 2000 due to loan originations, net of loan repayments and charge-offs, and bank acquisitions. Loan growth was funded by an increase in deposits and additional Federal Home Loan Bank ("FHLB") borrowings. The allowance for loan losses increased to $10,610,000 at September 30, 2000 from $8,197,000 at June 30, 2000. The allowance represented 1.5% and 1.3% of total loans as of September 30, 2000 and June 30, 2000. Increase in allowance for loan losses were due to recent bank acquisitions.

         For the three months ended September 30, 2000, the Company's annualized return on average assets ("ROA") was 1.2%, compared to 1.4% for the three months ended September 30, 1999. Return on average stockholders' equity ("ROE") for the three months ended September 30, 2000 and 1999 was 21.9% and 22.4%.

         Cash and cash equivalents and investment securities totaled $200,049,000 or 21.5% of total assets at September 30, 2000, compared to $182,968,000 or 21.5%, at June 30, 2000.

         At September 30, 2000, the Company's leverage ratio was 6.8%, Tier 1 risk-based capital ratio was 9.0%, and total risk-based capital ratio was 10.9%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 2000, the Company had net risk-weighted assets of $685,523,000.


ACQUISITIONS

         On January 14, 2000, Spectrum acquired selected assets and the deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa through a newly chartered bank subsidiary ("Citizens Bank, Carlisle"). On January 14, 2000, state banking regulators closed the Harford-Carlisle Savings Bank with offices in Carlisle, Hartford, and Runnells, Iowa, and the FDIC was appointed receiver. Following the closing of the bank, Spectrum assumed certain deposits and purchased certain assets of the bank from the FDIC. Spectrum paid the FDIC a $5.5 million premium to assume approximately $70.5 million in deposits, $4.8 million in liquid assets, and $139,000 in loans. After the initial purchase, Spectrum acquired an additional $34.4 million in loans and the fixed assets of the bank. All three of the bank's locations were kept open. A major reason for this acquisition was the proximity of this bank's offices to the Des Moines, Iowa market, and the ability to open additional offices there. In October 2000, management applied to the Iowa Division of Banking to move the headquarters of Citizens Bank, Carlisle to Clive, Iowa, a suburb of Des Moines.

         On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

         As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc. ("HFI"), an unaffiliated holding company which owned two banks in southwestern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Net Deposits of $56,196,000 and Net Loans of $48,989,000 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net Interest Income

         Total interest income for the three months ended September 30, 2000 was $18,883,000, a 36.0% increase over the three months ended September 30, 1999. The increase was primarily the result of internal loan growth and bank acquisitions.

         Total interest expense for the three months ended September 30, 2000 was $10,282,000, a 51.5% increase over the three months ended September 30, 1999. The increase was the result of the issuance of Preferred Securities, bank acquisitions and an increase in interest-bearing deposits, in addition to an increase in average rates paid on deposits and other borrowings. Average total interest-bearing liabilities increased by $184,582,000 or 32.3% during the three months ended September 30, 2000 compared to the same period in fiscal 2000, primarily due to the bank acquisitions.

         Net interest income was $8,601,000 for the three months ended September 30, 2000, compared to $7,093,000 for the same period in 1999, an increase of 21.26%. The Company's net interest margin decreased to 4.2% for the three months ended September 30, 2000 from 4.4% for the three months ended September 30, 1999. The decrease in the net interest margin was primarily caused by an increase in the average cost of deposits and other borrowings. In addition, the acquisition in the third quarter of fiscal 2000 caused a decrease in the net interest margin of the Company because over half of the deposits assumed were invested in assets other than loans.

Provisions for Loan Losses

         The provision for loan losses for the three months ended September 30, 2000, was $512,000, compared to $411,000 for the comparable 1999 period. The increase was primary due to bank acquisitions in the first quarter of fiscal year 2001.

Other Income

         Other income for the three months ended September 30, 2000 was $2,007,000, an increase of $286,000, or 16.6%, over the same period last year. The increase in other income resulted from bank acquisitions and an increase in other fees.

Other Expense

         Other expense for the three months ended September 30, 2000 was $6,113,000, an increase of $1,380,000, or 29.2%, over the same period last year. This increase was primarily due to bank acquisitions and increased advertising expenses.

Income Taxes

         Income taxes for the three months ended September 30, 2000 and September 30, 1999 was $1,176,000 and $1,177,000. The effective tax rates for those periods were 29.5% and 32.1%. This decrease was primarily due to the merged company Citizens Corporation being a "S" corporation at the time of merger. Its merger into a "C" corporation provided a reduction in federal income tax for the first quarter of the fiscal year 2001. Income tax expense has historically been near 36%. It is estimated to return to this level in the second quarter of the fiscal year 2001.



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

         There has not been a material change in the interest rate sensitivity of the Company during the three months ended September 30, 2000.


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

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  27.1  Financial Data Schedule (for 3 months ended 9/30/00)

                  27.2 Financial Data Schedule (Restated for fiscal year ended 6/30/00 and 3 months ended 9/30/99)

         (b)      REPORTS ON FORM 8-K

                  The Company filed no current reports on Form 8-K during the quarter ended September 30,2000.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPECTRUM BANCORPORATION, INC.


Date:  November 14, 2000                    By:    /s/ Deryl F. Hamann
                                            -----------------------------------
                                            Deryl F. Hamann, Chairman and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)




Date:  November 14, 2000                    By:     /s/ Daniel Brabec
                                            -----------------------------------
                                            Daniel Brabec, CFO
                                            Executive Officer