Form 10-Q/A
period 2000-09-30
SPECTRUM BANCORPORATION INC
filed 2000-11-16
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q/A

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

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $100 par value; 500,000 shares
       authorized; issued and outstanding:  9,000
       shares of 8% cumulative, nonvoting; 8,000
       shares of 10% noncumulative, nonvoting                         1,700                1,700
     Common stock, $1.00 par value, authorized
       1,000,000 shares, issued and outstanding
       79,068 shares                                                     79                   79
     Additional paid in capital                                       2,069                2,069
     Retained earnings                                               47,729               46,331
     Accumulated other comprehensive (loss)                          (1,060)              (2,357)
                                                         -------------------  -------------------
         Total stockholders' equity (See Note A)                     50,517               47,822
                                                         -------------------  -------------------
                                                                   $931,271             $850,776
                                                         ===================  ===================

                          See Notes to Consolidated Financial Statements.

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

                                                      For the Three Months
                                                    Ended September 30, 1999
                                                   -------------------------
Interest income:
  Spectrum Bancorporation, Inc. and Subsidiaries             $12,502
  Citizens Corporation and Subsidiaries                        1,380
                                                             --------
    Combined                                                 $13,882
                                                             ========

 Net income:
  Spectrum Bancorporation, Inc. and Subsidiaries              $1,980
  Citizens Corporation and Subsidiaries (See Note B)             406
                                                             --------
    Combined                                                  $2,386
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

Notes to the 9/30/00 - 10QA
---------------------------


Note A

Total stockholders' equity total for June 30, 2000 should be 47,822 verses what was previously reported in the 9/30/00 10Q of 48,822. Related equity calculations and other related financial equity information in the 9/30/00 10Q are accurate. Restatement due to typing error.


Note B

Within the section called "Notes to Consolidated Financial Statements", "Net income for Citizens Corporation and Subsidiaries" in the table on page 7 should be 406 verses 460. Related income calculations and other related financial income information in the 9/30/00 10Q are accurate. Restatement due to typing error.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPECTRUM BANCORPORATION, INC.


Date:  November 16, 2000                    By:    /s/ Deryl F. Hamann
                                            -----------------------------------
                                            Deryl F. Hamann, Chairman and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)




Date:  November 16, 2000                    By:     /s/ Daniel Brabec
                                            -----------------------------------
                                            Daniel Brabec, CFO
                                            Executive Officer