Form 10-Q
period 2000-12-31
SPECTRUM BANCORPORATION INC
filed 2001-02-14
CIK 1088381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2000
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission File Number: 001-15215

SPECTRUM BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0867112 (I.R.S. Employer Identification No.)

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

Class Outstanding at February 12, 2001

Common Stock, $1.00 par value	79,068

SPECTRUM BANCORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED DECEMBER 31, 2000

PART I
FINANCIAL INFORMATION

SPECTRUM BANCORPORATION, INC.
Consolidated Balance Sheets
(In thousands except share data)
(unaudited)

	December 31, 2000	June 30, 2000
Assets
Cash and due from banks	$32,369	$26,037
Federal funds sold	51,432	15,089

Total cash and cash equivalents	83,801	41,126
Certificates of deposit	5,263	2,772
Securities available for sale	147,827	139,070
Loans receivable, net	685,275	626,560
Premises and equipment, net	20,227	17,676
Accrued interest receivable	11,032	8,740
Cost in excess of net assets acquired	9,855	7,928
Other assets	7,066	6,904

	$970,346	$850,776

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Non interest bearing	$81,813	$65,896
Interest bearing	718,811	625,639

Total deposits	800,624	691,535
Federal funds purchased and securities sold under agreements to repurchase	26,733	22,917
Notes payable	53,195	55,760
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	20,400	20,400
Accrued interest and other liabilities	11,368	9,597

	912,320	800,209

Minority interest in subsidiaries	4,113	2,745

Commitments and contingencies
Stockholders' equity:
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting	1,700	1,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 79,068 shares	79	79
Additional paid in capital	2,069	2,069
Retained earnings	49,627	46,331
Accumulated other comprehensive (loss)	438	(2,357)

Total stockholders' equity	53,913	47,822

	$970,346	$850,776

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Income
For The Three Months Ended
(In thousands, except share and per share data)
(unaudited)

	December 31, 2000	December 31, 1999
Interest income on:
Loans receivable	$16,223	$11,753
Taxable securities	1,965	1,405
Nontaxable securities	239	213
Dividends on securities	61	93
Federal funds sold and other	972	445

	19,460	13,909

Interest expense on:
Deposits	9,382	5,978
Federal funds purchased and securities sold under agreements to repurchase	176	361
Notes payable and company obligated mandatorily redeemable preferred securities	1,757	979

	11,315	7,318

Net interest income	8,145	6,591
Provision for loan losses	540	418

Net interest income after provision for loan losses	7,605	6,173

Other income:
Service charges and other fees	1,406	858
Net gains from sale of loans	286	178
Gain (loss) on securities, net	0	0
Trust department income	98	75
Other	384	699

	2,174	1,810

Other expenses:
Salaries and employee benefits	3,409	2,496
Occupancy expenses, net	465	290
Data processing	421	630
Equipment expenses	280	101
Advertising	194	270
Other operating expenses	1,689	801

	6,458	4,588

Income before income taxes and minority interest in net income of subsidiaries	3,321	3,395
Income taxes	1,211	1,148

Income before minority interest in net income of subsidiaries	2,110	2,247
Minority interest in net income of subsidiaries	119	95

Net income	$1,991	2,152

Basic earnings per common share	$24.70	$26.69

Dividends per share declared on common stock	$.70	$.80

Weighted average shares outstanding	79,068	79,191

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Income
For The Six Months Ended
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2000	December 31, 1999
Interest income on:
Loans receivable	$32,333	$23,622
Taxable securities	4,232	2,948
Nontaxable securities	479	426
Dividends on securities	122	96
Federal funds sold and other	1,177	699

	38,343	27,791

Interest expense on:
Deposits	17,889	11,677
Federal funds purchased and securities sold under agreements to repurchase	506	586
Notes payable and company obligated mandatorily redeemable preferred securities	3,202	1,844

	21,597	14,107

Net interest income	16,746	13,684
Provision for loan losses	1,052	829

Net interest income after provision for loan losses	15,694	12,855

Other income:
Service charges and other fees	2,761	2,121
Net gains from sale of loans	469	323
Gain (loss) on securities, net	13	0
Trust department income	172	151
Other	766	936

	4,181	3,531

Other expenses:
Salaries and employee benefits	6,650	4,897
Occupancy expenses, net	858	592
Data processing	919	1,020
Equipment expenses	506	263
Advertising	511	434
Other operating expenses	3,127	2,115

	12,571	9,321

Income before income taxes and minority interest in net income of subsidiaries	7,304	7,065
Income taxes	2,387	2,325

Income before minority interest in net income of subsidiaries	4,917	4,740
Minority interest in net income of subsidiaries	240	202

Net income	$4,677	$4,538

Basic earnings per common share	$58.19	$56.34

Dividends per share declared on common stock	$16.51	$3.01

Weighted average shares outstanding	79,068	79,191

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Cash Flows
For The Six Months Ended
(In thousands)
(unaudited)

	December 31, 2000	December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,115	$8,021

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities available for sale	21,851	9,180
Purchase of securities available for sale	(17,745)	(20,018)
Proceeds from maturities of certificates of deposit	2,574	806
Purchase of certificates of deposit	(5,065)	0
Business acquisition (See below)	(238)	0
Net increase in loans	(11,261)	(28,876)
Proceeds from sale of premises and equipment	4	0
Purchase of premises and equipment	(2,062)	(2,616)

NET CASH (USED IN) INVESTING ACTIVITIES	(11,942)	(41,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred securities	0	20,400
Net increase in deposits	49,593	31,526
Net increase in federal funds purchased and securities sold under agreements to repurchase	3,816	10,333
Proceeds from notes payable	18,500	14,060
Principal payments on notes payable	(22,265)	(17,087)
Debt issuance cost incurred	0	(1,061)
Purchase of minority interest	1,063	0
Dividends paid, including ($24) and ($24) paid to minority interest, respectively	(205)	(339)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,502	57,832

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,675	24,329
Cash and cash equivalents:
Beginning	41,126	27,070

Ending	$83,801	$51,399

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$18,008	$13,312
Income taxes	2,779	3,620
Supplemental Schedules of Noncash Investing and
Financing Activities:
Net change in unrealized gain (loss) on securities available for sale	2,795	(1,519)
Dividend declared in the form of notes payable	1,200	0
Purchase of banks, net of cash and cash equivalents acquired, allocated to:
Assets
Securities	$10,055
Loans receivable	48,989
Other assets	2,197
Premises and equipment	1,445
Cost in excess of net assets acquired	2,267
Liabilities assumed
Deposits	(59,496)
Other Liabilities	(5,219)

Net cash and cash equivalents used	$238

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  Basis of presentation.

    June 30, 2000 amounts and fiscal 2000 results have been restated to reflect the effects of a merger between Citizens Corporation ("Citizens") and Spectrum Bancorporation, Inc. ("Spectrum" or "Company") completed in the first quarter of fiscal 2001. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to a pooling-of-interests.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

    The consolidated subsidiaries are as follows: Spectrum Capital Trust I (100.0% owned); Citizens Bank, Mount Ayr (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; F&M Bank (95.6% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank, Clive (formerly known as Citizens Bank, Carlisle) (95.2% owned), which is chartered in Clive, Iowa and Spectrum Banc Service Corporation (100% owned), a data processing organization. Rushmore Bank & Trust also owns 99.0% of Ameriloan, LLC, a loan origination company, which is currently inactive.

    The June 30, 2000 consolidated balance sheet has been derived from the audited balance sheet as of that date for Spectrum. The consolidated financial statements as of December 31, 2000 and for the six and three months ended December 31, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the six and three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

  2.  Earnings per common share.

    Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $76,000 in each of the three and six months ended December 31, 2000 and 1999, reduced earnings available to common stockholders in the computation.

  3.  Comprehensive Income.

    Comprehensive income was $3,489,000 and $1,062,000 for the three months ended December 31, 2000 and 1999, and $7,472,000 and $3,019,000 for the six months ended December 31, 2000 and 1999. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

  4.  Acquisitions.

    On January 14, 2000, Spectrum acquired selected assets and the deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa through a newly chartered bank subsidiary ("Citizens Bank, Carlisle"). The acquisition was accounted for in a manner similar to a purchase.

    On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. The acquisition was accounted for as a purchase. See "Consolidated Statement of Cash Flows" for further financial details.

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

	For the Three Months Ended December 31, 1999	For the Six Months Ended December 31, 1999
Interest income:
Spectrum Bancorporation, Inc. and Subsidiaries	$12,458	$24,960
Citizens Corporation and Subsidiary	1,451	2,831

Combined	$13,909	$27,791

Net income:
Spectrum Bancorporation, Inc. and Subsidiaries	$1,883	$3,863
Citizens Corporation and Subsidiary	269	675

Combined	$2,152	$4,538

  5.  Purchase Commitments

    In December, 2000 the Company agreed to acquire Great Western Securities Inc. for $58,000,000 in cash, $10,000,000 in non-cumulative preferred stock and a 37% interest in the Company's common stock. Great Western Securities, Inc. is a $650,000,000 holding company for Great Western Bank, which serves the Omaha, Nebraska area, and is currently 50% owned by the Company's shareholders. The acquisition is expected to be completed in March, 2001 and will be accounted for as a purchase.

    F&M Bank has agreed to acquire Founders Trust National Bank, Sioux Falls, South Dakota for $2,752,000, subject to adjustment for certain contingencies. At December 31, 2000 Founders had assets of $39,613,000, deposits of $36,401,000, net loans of $20,162,000 and stockholders' equity of $2,266,000. Founders has two banking locations in Sioux Falls which will consolidate with F&M Bank locations. The merger is subject to regulatory approval and is expected to close at the end of the first calendar quarter of 2001.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Total average assets were $917,464,000 for the six months ended December 31, 2000, compared to $714,067,000 for the six months ended December 31, 1999, a 28.48% increase. Average interest-earning assets were $852,692,000 for the six months ended December 31, 2000 and $669,202,000 for the six months ended December 31, 1999, representing a 27.42% increase. Assets increased primarily due to bank acquisitions and internal loan growth funded by deposits received from customers.

    Total assets were $970,346,000 at December 31, 2000, an increase of $119,570,000 from June 30, 2000. Loans, net of unearned fees, grew $61,303,000 during the six months ended December 31, 2000 due primarily to bank acquisitions. Loan growth was funded by an increase in deposits and additional Federal Home Loan Bank ("FHLB") borrowings. The allowance for loan losses increased to $10,785,000 at December 31, 2000 from $8,197,000 at June 30, 2000. The allowance represented 1.55% and 1.29% of total loans as of December 31, 2000 and June 30, 2000. The increase in allowance for loan losses was due primarily to an increase in nonperforming loans purchased in recent bank acquisitions.

    For the six months ended December 31, 2000, the Company's annualized return on average assets ("ROA") was 1.02%, compared to 1.33% for the six months ended September 30, 1999. Return on average stockholders' equity ("ROE") for the six months ended December 31, 2000 and 1999 was 18.43% and 21.09%.

    Cash and cash equivalents, certificates of deposit and securities available for sale totaled $236,891,000 or 24.41% of total assets at December 31, 2000, compared to $182,968,000 or 21.51%, at June 30, 2000.

    At December 31, 2000, the Company's leverage ratio was 6.97%, Tier 1 risk-based capital ratio was 9.47%, and total risk-based capital ratio was 11.24%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change and the discretion of regulatory authorities to impose higher standards in individual cases. At December 31, 2000, the Company had net risk-weighted assets of $694,253,000.

ACQUISITIONS

    On January 14, 2000, Spectrum acquired selected assets and the deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa through a newly chartered bank subsidiary ("Citizens Bank, Carlisle"). On January 14, 2000, state-banking regulators closed the Harford-Carlisle Savings Bank with offices in Carlisle, Hartford, and Runnells, Iowa, and the FDIC was appointed receiver. Following the closing of the bank, Spectrum assumed certain deposits and purchased certain assets of the bank from the FDIC. Spectrum paid the FDIC a $5,500,000 premium to assume approximately $70,465,000 in deposits, $4,800,000 in liquid assets, and $139,000 in loans. After the initial purchase, Spectrum acquired approximately $34,400,000 in loans and the fixed assets of the bank. All three of the bank's locations were kept open. A major reason for this acquisition was the proximity of this bank's offices to the Des Moines, Iowa market, and the ability to open additional offices there. In December 2000, the headquarters of Citizens Bank, Carlisle was moved to Clive, Iowa, a suburb of Des Moines.

    On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

    As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc., ("HFI") an unaffiliated holding company which owned two banks in southwestern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $56,196,000 and loans of $48,989,000 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary, Citizens Bank, Mt. Ayr.

RESULTS OF OPERATIONS

Comparison of the Three months Ended December 31, 2000 and December 31, 1999

Net Interest Income

    Total interest income for the three months ended December 31, 2000 was $19,460,000, a 39.91% increase over $13,909,000 for the three months ended December 31, 1999. The increase was primarily the result of acquisitions.

    Total interest expense for the three months ended December 31, 2000 was $11,315,000, a 54.62% increase over $7,318,000 for the three months ended December 31, 1999. The increase was the result of bank acquisitions, an increase in interest-bearing deposits and an increase in average rates paid on deposits and other borrowings. Average total interest-bearing liabilities increased by $171,483,000 or 27.70% during the three months ended December 31, 2000 compared to the same period in fiscal 2000, primarily due to bank acquisitions.

    Net interest income was $8,145,000 for the three months ended December 31, 2000, compared to $6,591,000 for the same period in 1999, an increase of 23.58%. The Company's net interest margin decreased to 3.69% for the three months ended December 31, 2000 from 3.85% for the three months ended December 31, 1999. The decrease in the net interest margin was primarily caused by an increase in the average cost of deposits and other borrowings. In addition, the acquisition in the third quarter of fiscal 2000 caused a decrease in the net interest margin of the Company because over half of the deposits assumed were invested in assets other than loans.

Provisions for Loan Losses

    The provision for loan losses for the three months ended December 31, 2000, was $540,000, compared to $418,000 for the comparable 1999 period. The increase was primarily due to growth in loans and an increase in chargeoffs, net of recoveries.

Other Income

    Other income for the three months ended December 31, 2000 was $2,174,000, an increase of $364,000, or 20.11%, over the same period last year. The increase in other income resulted primarily from net gain on sale of loans in the secondary market and increase in service charges and other fees due to bank acquisitions.

Other Expense

    Other expense for the three months ended December 31, 2000 was $6,458,000, an increase of $1,870,000, or 40.76%, over the same period last year. This increase was primarily due to bank acquisitions, new bank facility construction and merger expenses.

Income Taxes

    Income taxes for the three months ended December 31, 2000 and December 31, 1999 were $1,211,000 and $1,148,000. The effective tax rates for those periods were 36.46% and 33.81%. The effective tax rates are expected to be approximately 36% in the future. Historically the rates were lower due to Citizens Corporation being an "S" corporation. Since August 2000, the consolidated Company is being taxed as a "C" corporation.

Comparison of the six months Ended December 31, 2000 and December 31, 1999

Net Interest Income

    Total interest income for the six months ended December 31, 2000 was $38,343,000, a 37.97% increase over the six months ended December 1999. The increase was primarily the result of internal loan growth and bank acquisitions.

    Total interest expense for the six months ended December 31, 2000 was $21,597,000, a 53.09% increase over the six months ended December 31, 1999. The increase was the result of the issuance of Preferred Securities, bank acquisitions and an increase in interest-bearing deposits, in addition to an increase in average rates paid on deposits and other borrowings. Average total interest-bearing liabilities increased by $168,538,000 or 28.12% during the six months ended December 31, 2000 compared to the same period in fiscal 2000, primarily due to the bank acquisitions.

    Net interest income was $16,746,000 for the six months ended December 31, 2000, compared to $13,684,000 for the same period in 1999, an increase of 22.38%. The Company's net interest margin decreased to 3.93% for the six months ended December 31, 2000 from 4.07% for the six months ended December 31, 1999. The decrease in the net interest margin was primarily caused by an increase in the average cost of deposits and other borrowings. In addition, the acquisition in the third quarter of fiscal 2000 caused a decrease in the net interest margin of the Company because over half of the deposits assumed were invested in assets other than loans.

Provisions for Loan Losses

    The provision for loan losses for the six months ended December 31, 2000, was $1,052,000, and compared to $829,000 for the comparable 1999 period. The increase was primarily due to loan growth and an increase in chargeoffs, net of recoveries.

Other Income

    Other income for the six months ended December 31, 2000 was $4,181,000, an increase of $650,000, or 18.41%, over the same period last year. The increase in other income resulted from bank acquisitions and an increase in other fees.

Other Expense

    Other expense for the six months ended December 31, 2000 was $12,571,000, an increase of $3,250,000, or 34.87%, over the same period last year. This increase was primarily due to bank acquisitions, increased salary and benefits expenses, new facility construction and merger expense.

Income Taxes

    Income taxes for the six months ended December 31, 2000 and December 31, 1999 was $2,387,000 and $2,325,000. The effective tax rates for those periods were 32.68% and 32.91%. This decrease was primarily due to the merged company Citizens Corporation being a "S" corporation at the time of merger. Its merger into a "C" corporation provided a reduction in federal income tax for the first quarter of the fiscal year 2001. Income tax expense is expected to be approximately 36% of pretax income in the future.

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

    There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 2000.

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

    None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

  (b)
  REPORTS ON FORM 8-K

      The Company filed one current report on Form 8-K during the quarter ended December 31,2000. The Form 8-K (Items 5 & 7) was filed on January 10, 2001, and reported the merger of Spectrum Bancorporation, Inc. and Citizens Corporation. The report included the restated consolidated financial statement for the resulting entity at September 30, 2000, June 30, 2000 and 1999 and for the three months ended September 30, 2000 and the years ended June 30, 2000, 1999 and 1998.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BANCORPORATION, INC.
Date: February 12, 2001	By:	/s/ DERYL F. HAMANN Deryl F. Hamann, Chairman and Chief Executive Officer (Duly Authorized Representative)
(Authorized officer and principal financial officer of the registrant)
Date: February 12, 2001	By:	/s/ DANIEL BRABEC Daniel Brabec, CFO

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
Consolidated Balance Sheets at December 31, 2000 and June 30, 2000
Consolidated Statements of Income—Three months ended December 31, 2000 and December 31, 1999
Consolidated Statements of Income—Six months ended December 31, 2000 and December 31, 1999
Consolidated Statements of Cash Flows—Six months ended December 31, 2000 and December 31, 1999
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES