Form 10-Q
period 2001-03-31
SPECTRUM BANCORPORATION INC
filed 2001-05-15
CIK 1088381

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |x| No ||

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class Outstanding at May 14, 2001


Common Stock, $1.00 par value                           125,267 shares

                           SPECTRUM BANCORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED March 31, 2001

PART I:  FINANCIAL INFORMATION NO. 1

                                                                       PAGE
     ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at March 31, 2001
         and June 30, 2000 (unaudited)....................................3

         Consolidated  Statements  of  Income - Three  months
         ended March 31, 2001   and   March 31, 2000
         (unaudited)......................................................4

         Consolidated  Statements  of  Income - Nine  months
         ended March 31, 2001   and   March 31, 2000
         (unaudited)......................................................5

         Consolidated Statements of Cash Flows - Nine months ended
         March 31, 2001 and March 31, 2000 (unaudited)....................6

         Notes to Consolidated Financial Statements.......................7

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS..................................................10

     ITEM 3:  Quantitative and Qualitative Disclosures about Market
              Risk........................................................13

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS...........................................14

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS...................14

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.............................15

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.....................................................15

     ITEM 5:  OTHER INFORMATION...........................................15

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................15

              SIGNATURES..................................................15

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands except share data)
                                  (unaudited)

                                                                                     March 31,            June 30,
                                                                                       2001                 2000
                                                                                -------------------  -------------------
                                  Assets
Cash and due from banks                                                                 $   48,532             $ 26,037
Federal funds sold                                                                          53,381               15,089
                                                                                -------------------  -------------------
         Total cash and cash equivalents                                                   101,913               41,126

Certificates of deposit                                                                      3,687                2,772
Securities available for sale                                                              266,188              139,070
Loans receivable, net                                                                    1,235,428              626,560
Premises and equipment, net                                                                 36,424               17,676
Accrued interest receivable                                                                 14,226                8,740
Cost in excess of net assets acquired                                                       41,030                7,928
Mortgage servicing rights                                                                    3,826                    0
Core deposit intangibles                                                                     6,725                    0
Other assets                                                                                 8,432                6,904
                                                                                -------------------  -------------------
                                                                                        $1,717,879             $850,776
                                                                                ===================  ===================

                   Liabilities and Stockholders' Equity
Liabilities:
     Deposits
       Non interest bearing                                                               $150,172             $ 65,896
       Interest bearing                                                                  1,215,916              625,639
                                                                                -------------------  -------------------
         Total deposits                                                                  1,366,088              691,535
     Federal funds purchased and securities sold
         under agreements to repurchase                                                     60,605               22,917
     Notes payable                                                                         124,308               55,760
     Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
         debentures                                                                         48,000               20,400
     Accrued interest and other liabilities                                                 20,250                9,597
                                                                                -------------------  -------------------
                                                                                         1,619,251              800,209
                                                                                -------------------  -------------------
Minority interest in subsidiaries                                                            4,199                2,745
                                                                                -------------------  -------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $100 par value; 500,000 shares
         authorized; issued and outstanding:  9,000
         shares of 8% cumulative, nonvoting; 8,000
         shares of 10% noncumulative, nonvoting: 100,000
         and 0 shares of variable rate, non cumulative,
         nonvoting                                                                          11,700                1,700
     Common stock, $1.00 par value, authorized
         1,000,000 shares, issued and outstanding
         125,267 and 79,068 shares                                                             125                   79
     Additional paid in capital                                                              2,064                2,069
     Retained earnings                                                                      78,337               46,331
     Accumulated other comprehensive income (loss)                                           2,203              (2,357)
                                                                                -------------------  -------------------
         Total stockholders' equity                                                         94,429               47,822
                                                                                -------------------  -------------------

                                                                                        $1,717,879             $850,776
                                                                                ===================  ===================

                                 See Notes to Consolidated Financial Statements.

                           SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                      March 31,            March 31,
                                                                                        2001                 2000
                                                                                 -------------------- --------------------
Interest income on:
     Loans receivable                                                                        $16,701              $12,810
     Taxable securities                                                                        2,422                1,954
     Nontaxable securities                                                                       243                  238
     Dividends on securities                                                                      54                   36
     Federal funds sold and other                                                                753                  664
                                                                                 -------------------- --------------------
                                                                                              20,173               15,702
                                                                                 -------------------- --------------------
Interest expense on:
     Deposits                                                                                  9,669                6,856
     Federal funds purchased and securities sold
       under agreements to repurchase                                                            403                  363
     Notes payable and company obligated mandatorily
       redeemable preferred securities                                                         1,478                1,205
                                                                                 -------------------- --------------------
                                                                                              11,550                8,424
                                                                                 -------------------- --------------------

         Net interest income                                                                   8,623                7,278
Provision for loan losses                                                                        298                  758
                                                                                 -------------------- --------------------

         Net interest income after provision for loan
           losses                                                                              8,325                6,520
                                                                                 -------------------- --------------------

Other income:
     Service charges and other fees                                                            2,038                1,168
     Net gains from sale of loans                                                                254                  130
     Loan servicing fees                                                                           9                    0
     Gain (loss) on securities, net                                                               73                    0
     Trust department income                                                                      88                   87
     Other                                                                                       509                  818
                                                                                 -------------------- --------------------
                                                                                               2,971                2,203
                                                                                 -------------------- --------------------

Other expenses:
     Salaries and employee benefits                                                            4,118                2,805
     Occupancy expenses, net                                                                     551                  333
     Data processing                                                                             704                  405
     Equipment expenses                                                                          348                  288
     Advertising                                                                                 265                  386
     Other operating expenses                                                                  2,020                1,366
                                                                                 -------------------- --------------------
                                                                                               8,006                5,583
                                                                                 -------------------- --------------------

         Income before income taxes and minority interest
          in net income of subsidiaries                                                        3,290                3,140
Income taxes                                                                                   1,114                  977
                                                                                 -------------------- --------------------
         Income before minority interest in net
           income of subsidiaries                                                              2,176                2,163
Minority interest in net income of subsidiaries                                                  117                   83
                                                                                 -------------------- --------------------

         Net income                                                                          $ 2,059                2,080
                                                                                 ==================== ====================

Basic earnings per common share                                                              $ 24.30              $ 25.79
                                                                                 ==================== ====================

Dividends per share declared on common stock                                                 $  0.00              $  2.99
                                                                                 ==================== ====================

Weighted average shares outstanding                                                           83,173               79,164
                                                                                 ==================== ====================

                  See Notes to Consolidated Financial Statements.

                           SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                            For The Nine Months Ended
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                      March 31,         March 31,
                                                                                        2001               2000
                                                                                 -------------------- ---------------
Interest income on:
   Loans receivable                                                                          $49,034         $36,432
   Taxable securities                                                                          6,654           4,902
   Nontaxable securities                                                                         722             664
   Dividends on securities                                                                       176             132
   Federal funds sold and other                                                                1,930           1,363
                                                                                 -------------------- ---------------
                                                                                              58,516          43,493
                                                                                 -------------------- ---------------
Interest expense on:
   Deposits                                                                                   27,558          18,533
   Federal funds purchased and securities sold
   under agreements to repurchase                                                                909             949
   Notes payable and company obligated mandatorily
     redeemable preferred securities                                                           4,680           3,049
                                                                                 -------------------- ---------------
                                                                                              33,147          22,531
                                                                                 -------------------- ---------------

         Net interest income                                                                  25,369          20,962
Provision for loan losses                                                                      1,350           1,587
                                                                                 -------------------- ---------------

         Net interest income after provision for loan
          losses                                                                              24,019          19,375
                                                                                 -------------------- ---------------

Other income:
    Service charges and other fees                                                             4,799           3,289
    Net gains from sale of loans                                                                 723             453
    Loan servicing fees                                                                            9               0
    Gain (loss) on securities, net                                                                86               0
    Trust department income                                                                      260             238
    Other                                                                                      1,275           1,754
                                                                                 -------------------- ---------------
                                                                                               7,152           5,734
                                                                                 -------------------- ---------------

Other expenses:
    Salaries and employee benefits                                                            10,768           7,702
    Occupancy expenses, net                                                                    1,409             925
    Data processing                                                                            1,623           1,425
    Equipment expenses                                                                           854             551
    Advertising                                                                                  776             820
    Other operating expenses                                                                   5,147           3,481
                                                                                 -------------------- ---------------
                                                                                              20,577          14,904
                                                                                 -------------------- ---------------

         Income before income taxes and minority interest
          in net income of subsidiaries                                                       10,594          10,205
Income taxes                                                                                   3,501           3,302
                                                                                 -------------------- ---------------

         Income before minority interest in net
          income of subsidiaries                                                               7,093           6,903
Minority interest in net income of subsidiaries                                                  357             285
                                                                                 -------------------- ---------------

         Net income                                                                          $ 6,736         $ 6,618
                                                                                 ==================== ===============

Basic earnings per common share                                                              $ 82.35         $ 82.16
                                                                                 ==================== ===============

Dividends per share declared on common stock                                                 $ 16.23         $  6.00
                                                                                 ==================== ===============

Weighted average shares outstanding                                                           80,416          79,164
                                                                                 ==================== ===============

                  See Notes to Consolidated Financial Statements.

                           SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                            For The Nine Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                    March 31, 2001      March 31, 2000
                                                                                   ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $     5,615            $  12,049
                                                                                   ------------------ --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   available for sale                                                                         21,851               11,086
 Purchase of securities available for sale                                                   (18,727)             (52,146)
 Proceeds from maturities of certificates of deposit                                           4,550                  806
 Purchase of certificates of deposit                                                          (5,465)                   0
 Business acquisitions (See below)                                                           (43,819)              63,952
 Net increase in loans                                                                       (29,644)             (79,966)
 Proceeds from sale of premises and equipment                                                      4                    8
 Purchase of premises and equipment                                                           (5,702)              (3,913)
                                                                                   ------------------ --------------------
  NET CASH (USED IN) INVESTING ACTIVITIES                                                    (76,952)             (60,173)
                                                                                   ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred securities                                               27,600               20,400
 Net increase in deposits                                                                     76,262               57,811
 Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                                        (1,765)               6,034
 Proceeds from notes payable                                                                  45,460               19,060
 Principal payments on notes payable                                                         (15,005)             (17,498)
 Debt issuance cost incurred                                                                  (1,115)              (1,061)
 Sale of minority interest                                                                     1,063                    0
 Dividends paid, including ($78) and ($36) paid to
   minority interest, respectively                                                              (298)                (624)
Retirement of shares of common stock                                                             (78)                 (76)
                                                                                   ------------------ --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 132,124               84,046
                                                                                   ------------------ --------------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                                                60,787               35,922
Cash and cash equivalents:
   Beginning                                                                                  41,126               27,070
                                                                                   ------------------ --------------------
   Ending                                                                                $   101,913            $  62,922
                                                                                   ================== ====================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                             $    31,897            $  20,946
    Income taxes                                                                               3,839                3,642

Supplemental Schedules of Noncash Investing and
  Financing Activities:
  Net change in unrealized gain (loss) on
    securities available for sale                                                              3,823              (1,772)
  Dividend declared in the form of notes payable                                               1,200                    0

Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
   Securities                                                                             $  126,333            $     862
   Loans receivable                                                                          581,992                  139
   Other assets                                                                               17,091                   12
   Premises and equipment                                                                     15,612                    0
   Cost in excess of net assets acquired                                                      33,289                5,500
Liabilities assumed
   Deposits                                                                                 (598,292)             (69,846)
   Other liabilities                                                                         (94,661)                (619)
   Common stock issued                                                                       (27,545)                   0
   Preferred stock issued                                                                    (10,000)                   0
                                                                                   ------------------ --------------------

Net cash and cash equivalents used (received)                                             $   43,819            $ (63,952)
                                                                                   ================== ====================

                 See Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation.


         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

         The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; F&M Bank (95.6% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank, Mount Ayr (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank, Clive (95.2% owned), which is chartered in Clive, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; Spectrum Banc Service Corporation (100.0% owned), a data processing organization; Spectrum Capital Trust I (100.0% owned); and Spectrum Capital Trust II (100.0% owned); Rushmore Bank & Trust also owns 99.0% of Ameriloan, LLC, a loan origination company, which is currently inactive. Great Western Bank also owns 100.0% of GW Leasing, Inc., a leasing company.

         The June 30, 2000 consolidated balance sheet has been derived from the audited balance sheet as of that date for the Company. The consolidated financial statements as of March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     2.   Earnings per common share.

         Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $114,000 in each of the three and nine months ended March 31, 2001 and 2000, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

         Comprehensive income was $3,086,000 and $2,333,000 for the three months ended March 31, 2001 and 2000, and $10,559,000 and $8,390,000 for the nine months ended March 31, 2001 and 2000. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

     4.   Recent Acquisitions.

         On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. The acquisition was accounted for as a purchase.

         As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc. ("HFI"), an unaffiliated holding company that owned two banks in southwestern Iowa. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr. The acquisition was accounted for as a purchase.

         The cost in excess of net assets acquired generated from these transactions is being amortized over 15 years using the straight-line method.

         On August 7, 2000 Spectrum issued 7,584 shares of its common stock in exchange for all outstanding common stock of Citizens Corporation ("Citizens"). Its subsidiary, Citizens Bank, Chariton, Iowa was merged into Spectrum's subsidiary, Citizens Bank, Mt. Ayr, Iowa. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements (in thousands) are summarized below.

                                                              For the Three Months  For the Nine Months
                                                              Ended March 31, 2000  Ended March 31, 2000
                                                              --------------------  --------------------
Interest income:
  Spectrum Bancorporation, Inc. and Subsidiaries                          $14,262                    $39,222
  Citizens Corporation and Subsidiary                                       1,440                      4,271
                                                                     -------------           ----------------
    Combined                                                              $15,702                    $43,493
                                                                     =============           ================

Net income:
  Spectrum Bancorporation, Inc. and Subsidiaries                          $ 1,604                    $ 5,467
  Citizens Corporation and Subsidiary                                         476                      1,151
                                                                     -------------           ----------------
    Combined                                                              $ 2,080                    $ 6,618
                                                                     =============           ================


         On March 23, 2001 the Company acquired Great Western Securities for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, non-cumulative perpetual preferred stock. The common stock was issued to existing shareholders in Spectrum for their 50% interest in Great Western Securities. The remaining portion was purchased from an unrelated party. The acquisition has been accounted for as a purchase and results of operations of Great Western Securities since the date of acquisition are included in the consolidated financial statements. The net assets previously attributed to the ownership of the Company's shareholders were recorded at predecessor cost, due to the shareholders' continuing interests. The remaining net assets were recorded at fair value. As a result of the merger, a core deposit intangible of $6,775,000 has been recognized and is being amortized over 5 years by an accelerated method. In addition, the cost in excess of net assets acquired of $31,022,000 is being amortized over 25 years by the straight-line method.

         Unaudited pro forma consolidated results of operations as though Great Western Securities had been acquired as of the July 1, 1999 (in thousands except share data) are summarized below.

                                                                          For the Nine Months         For the Nine Months
                                                                          Ended March 31, 2001       Ended March 31, 2000
                                                                          ---------------------      ----------------------
         Total interest income                                                   $ 95,925                   $ 76,046
         Net interest income                                                       38,781                     34,131
         Net income                                                                 8,023                      8,240
         Basic earnings per common share                                            58.41                      59.95
                                                                                =========                   =========
         Weighted average shares outstanding                                      125,383                    125,483
                                                                                =========                   =========

         The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.


         As of March 31, 2001 F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000.
The acquisition has been accounted for as a purchase and results of operations of Founders Trust National Bank after the date of acquisition are included in the consolidated financial statements.

     5. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

           The Company issued 2,760,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust II on March 19, 2001. Distributions will accumulate and be paid quarterly beginning April 30, 2001. Cumulative cash distributions bear a 9.75% annual rate.

         Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured, rank equal in priority of payment with the Company's previously issued Mandatorily Redeemable Preferred Securities, rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common and preferred stock.

         The Mandatorily Redeemable Preferred Securities are traded on the American Stock Exchange under the symbols "SBK.PrA" and "SBK.PrB".


     6.   Legal Proceeding

         Spectrum and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Except as described below, management of Spectrum believes there is no proceeding threatened or pending against Spectrum or its subsidiary banks, which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of Spectrum.

         On November 21, 2000, certain purported class action members filed an amended petition in an action then pending in an Iowa district court in Lee County, Iowa against Thousand Adventures, Inc., also known as TAI, to add as defendants 18 lenders, including Great Western Bank, with respect to retail installment sales contracts originated by TAI in connection with is sale of campground memberships. The amended petition alleges that more than 50,000 class members purchased campground memberships at a cost ranging from $990 to $10,000 and that TAI assigned the contracts outright or as collateral to the lenders. The primary claim of the amended petition appears to be that the lenders, as holders of the installment contracts, are subject to all claims the members had against TAI, which allegedly include breach of contract and consumer fraud, among other things. The amended petition seeks rescission of the campground memberships, an unspecified amount of damages, punitive damages, interest and attorneys' fees. In July, 1997 a default judgment was entered against TAI certifying that action against it as a class action. TAI is the debtor in a Chapter 7 bankruptcy proceeding pending in federal bankruptcy court in Iowa.

         On December 19, 2000, Great Western Bank removed the lawsuit to federal district court in Iowa. The purported class action plaintiffs have filed a motion, which the bank plans to resist to remand the lawsuit to the Iowa district court in Lee County. No discovery has been conducted with respect to the aspects of this lawsuit including whether the case can properly proceed as a class action. In the event the lawsuit were determined adversely to Great Western Bank, it could have a material adverse effect on the financial condition or results of operations of Great Western Bank and Spectrum, but the amount of the alleged damages is unspecified and cannot now be accurately estimated by Great Western Bank.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a multi-bank holding company organized under the laws of Iowa whose primary business is providing trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota, Iowa and Missouri based subsidiary banks. Substantially all of the Company's income is generated from banking operations.

         The Company's fiscal year end is June 30.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total average assets were $955,768,000 for the nine months ended March 31, 2001, compared to $725,166,000 for the nine months ended March 31, 2000, a 31.80% increase. Average interest-earning assets were $889,486,000 for the nine months ended March 31, 2001 and $680,240,000 for the nine months ended March 31, 2000, representing a 30.76% increase. Assets increased primarily due to bank acquisitions, and internal loan growth funded by deposits received from customers. See acquisition section below for further details regarding recent acquisitions.

         Total assets were $1,717,879,000 at March 31, 2001, an increase of $867,103,000 or 101.92% from June 30, 2000. Loans, net of unearned fees, grew $619,053,000 or 97.53% during the nine months ended March 31, 2001 due primarily to bank acquisitions. The assets and total loans increased primarily due to the acquisition of Great Western Securities and its subsidiary, Great Western Bank. At March 31, 2001, Great Western Bank had assets of $661,803,000 and loans, net unearned fees of $525,770,000. Loan growth was funded by an increase in deposits and additional Federal Home Loan Bank ("FHLB") borrowings.

         The allowance for loan losses increased to $18,382,000 at March 31, 2001 from $8,197,000 at June 30, 2000. The allowance represented 1.47% and 1.29% of total loans as of March 31, 2001 and June 30, 2000. The increase in allowance for loan losses was due primarily to recent bank acquisitions and an increase in nonperforming loans purchased in recent bank acquisitions.

         For the nine months ended March 31, 2001, the Company's annualized return on average assets ("ROA") was 0.94%, compared to 1.22% for the nine months ended March 30, 2000. Return on average stockholders' equity ("ROE") for the nine months ended March 31, 2001 and 2000 was 16.59% and 20.06%.

         Cash and cash equivalents, certificates of deposit and securities available for sale totaled $371,788,000 or 21.64% of total assets at March 31, 2001, compared to $182,968,000 or 21.51%, at June 30, 2000. The increase is primarily due to recent acquisitions.

         At March 31, 2001, the Company's leverage ratio was 5.02%, Tier 1 risk-based capital ratio was 6.22%, and total risk-based capital ratio was 11.65%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change and the discretion of regulatory authorities to impose higher standards in individual cases. At March 31, 2001, the Company had net risk-weighted assets of $1,274,556,000.

ACQUISITIONS

         On January 14, 2000, the Company acquired selected assets and the deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa through a newly chartered bank subsidiary ("Citizens Bank, Carlisle"). On January 14, 2000, state-banking regulators closed the Harford-Carlisle Savings Bank with offices in Carlisle, Hartford, and Runnells, Iowa, and the FDIC was appointed receiver. Following the closing of the bank, Spectrum assumed certain deposits and purchased certain assets of the bank from the FDIC. Spectrum paid the FDIC a $5,500,000 premium to assume approximately $70,465,000 in deposits, $4,800,000 in liquid assets, and $139,000 in loans. After the initial purchase, the Company acquired approximately $34,400,000 in loans and the fixed assets of the bank. All three of the bank's locations were kept open. A major reason for this acquisition was the proximity of this bank's offices to the Des Moines, Iowa market, and the ability to open additional offices there. In December 2000, the headquarters of Citizens Bank, Carlisle was moved to Clive, Iowa, a suburb of Des Moines.

         On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

         As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial, Inc., ("HFI") an unaffiliated holding company that owned two banks in southwestern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $56,196,000 and loans of $48,989,000 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary, Citizens Bank, Mt. Ayr.

         On March 23, 2001 the Company acquired by merger Great Western Securities, a holding company for Great Western Bank, Omaha, Nebraska. Spectrum also acquired from an unrelated party the 4.67% of Great Western Bank, which Great Western Securities did not own. The merger was accounted for as a purchase. Assets of $650,159,000; loans, net of unearned fees, of $518,399,000; and deposits of $505,981,000 were acquired. Following the acquisition, Great Western Bank is the largest subsidiary of the Company. Great Western Bank has 13 locations in the Omaha, Nebraska area.

         Deryl F. Hamann, Chairman, Chief Executive Officer and principal shareholder of Spectrum, owned as trustee for his children, 50% of the common stock of Great Western Securities. As a result of the merger, the trusts received 46,319 shares of common stock of Spectrum, constituting 36.94% of Spectrum's outstanding common stock. This aspect of the merger was not an arm's length transaction because Mr. Hamann and members of his family owned substantially all of the common stock of Spectrum before the merger and own substantially all of the common stock of Spectrum after the merger. The number of shares of common stock of Spectrum issued in the merger to the trusts was determined by a valuation dated as of November 30, 2000 by The Financial Valuation Group, an unaffiliated party.

         The remaining 50% of the common stock of Great Western Securities, all of its outstanding preferred stock and 4.67% of the common stock of Great Western Bank were acquired pursuant to the merger from Jack K. Harvey, an unrelated party, for a total of $58,348,384 in cash and $10,000,000 of Spectrum's series 3 nonvoting, non-cumulative perpetual preferred stock. The coupon of the Series 3 preferred stock at the issue date was 9% and will be adjusted each January 1 to a rate which is one percent over the Prime Rate published in the Wall Street Journal. Coupon payments are payable semi-annually. This aspect of the merger was an arm's length transaction, which was negotiated by Mr. Hamann, on behalf of Spectrum, and Jack K. Harvey.

         Spectrum funded the $58,348,384 of cash needed in the acquisition as follows:

o $35,000,000 of proceeds from the sale of Spectrum's subordinated capital notes to Capital Investors, LLC, a Nebraska limited liability company owned by certain common stockholders of Spectrum.

o $23,348,384 from the net proceeds to Spectrum of the sale of its junior subordinated debentures, which were purchased by Spectrum Capital Trust II, its 100% owned subsidiary, with the proceeds from the sale of preferred securities by Spectrum Capital Trust II to the public under a Form S-1 Registration Statement.

         Capital Investors, LLC is a newly formed special purpose entity owned by stockholders of Spectrum for the purpose of financing the purchase of Spectrum's subordinated capital notes. The subordinated capital notes bear interest at a floating rate of one percent over the Prime Rate and are due March 23, 2011 with interest payable quarterly. The initial interest rate paid to Capital Investors was 9%. Spectrum has the right to prepay the subordinated capital notes without penalty. Spectrum's obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Spectrum's obligations under its subordinated capital notes.

         As of March 31, 2001 F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000.
The acquisition has been accounted for as a purchase and results of operations of Founders Trust National Bank after the date of acquisition is included in the consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

Net Interest Income

         Total interest income for the three months ended March 31, 2001 was $20,173,000, a 28.47% increase over $15,702,000 for the three months ended March 31, 2000. The increase was primarily the result of acquisitions.

         Total interest expense for the three months ended March 31, 2001 was $11,550,000, a 37.11% increase over $8,424,000 for the three months ended March 31, 2000. The increase was the result of bank acquisitions, an increase in interest-bearing deposits and an increase in average rates paid on deposits and other borrowings. Average total interest-bearing liabilities increased by $227,502,000 or 35.28% during the three months ended March 31, 2001 compared to the same period in fiscal 2000, primarily due to bank acquisitions.

         Net interest income was $8,623,000 for the three months ended March 31, 2001, compared to $7,278,000 for the same period in 2000, an increase of 18.48%. The Company's net interest margin decreased to 3.34% for the three months ended March 31, 2001 from 3.90% for the three months ended March 31, 2000. The decrease in the net interest margin was primarily caused by an increase in the average cost of deposits and other borrowings.

Provisions for Loan Losses

         The provision for loan losses for the three months ended March 31, 2001, was $298,000, compared to $758,000 for the comparable 2000 period. The decrease was primarily due to the acquisition of a loan portfolio in 2000, and slower internal loan growth in the quarter ended March 31, 2001. In the quarter ended March 31,2000, a special provision was taken on $34 million in loans purchased at Citizens Bank, Clive.

Other Income

         Other income for the three months ended March 31, 2001 was $2,971,000, an increase of $768,000, or 34.86%, over the same period last year. The increase in other income resulted primarily from net gain on sale of loans in the secondary market and increase in service charges and other fees due to bank acquisitions.

Other Expense

         Other expense for the three months ended March 31, 2001 was $8,006,000, an increase of $2,423,000, or 43.40%, over the same period last year. This increase was primarily due to bank acquisitions and new bank facility construction.

Income Taxes

         Income taxes for the three months ended March 31, 2001 and March 31, 2000 were $1,114,000 and $977,000. The effective tax rates for those periods were 33.86% and 31.11%. The effective tax rates are expected to be approximately 36% in the future. Historically the rates were lower due to Citizens Corporation being an "S" corporation. Since August 2000, the consolidated Company is being taxed as a "C" corporation.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net Interest Income

         Total interest income for the nine months ended March 31, 2001 was $58,516,000, a 34.54% increase over the nine months ended March 31, 2000. The increase was primarily the result of internal loan growth and bank acquisitions.

         Total interest expense for the nine months ended March 31, 2001 was $33,147,000, a 47.12% increase over the nine months ended March 31, 2000. The increase was the result of the issuance of Mandatorily Redeemable Preferred Securities, bank acquisitions and an increase in interest-bearing deposits, in addition to an increase in average rates paid on deposits and other borrowings. Average total interest-bearing liabilities increased by $196,723,000 or 31.42% during the nine months ended March 31, 2001 compared to the same period in fiscal 2000, primarily due to the bank acquisitions.

         Net interest income was $25,369,000 for the nine months ended March 31, 2001, compared to $20,962,000 for the same period in 2000, an increase of 21.02%. The Company's net interest margin decreased to 3.53% for the nine months ended March 31, 2001 from 3.84% for the nine months ended March 31, 2000. The decrease in the net interest margin was primarily caused by an increase in the average cost of deposits and other borrowings. In addition, the acquisition in the third quarter of fiscal 2000 caused a decrease in the net interest margin of the Company because over half of the deposits assumed were invested in assets other than loans.

Provisions for Loan Losses

         The provision for loan losses for the nine months ended March 31, 2001, was $1,350,000, compared to $1,587,000 for the comparable 2000 period. The decrease was primarily due to the acquisition of a loan portfolio in 2000, and slower internal loan growth in the nine months ended March 31, 2001.

Other Income

         Other income for the nine months ended March 31, 2001 was $7,152,000, an increase of $1,418,000, or 24.73%, over the same period last year. The increase in other income resulted from bank acquisitions and an increase in other fees.

Other Expense

         Other expense for the nine months ended March 31, 2001 was $20,577,000, an increase of $5,673,000, or 38.06%, over the same period last year. This increase was primarily due to bank acquisitions, increased salary and benefits expenses, and new facility construction.

Income Taxes

         Income taxes for the nine months ended March 31, 2001 and March 31, 2000 was $3,501,000 and $3,302,000. The effective tax rates for those periods were 33.05% and 32.36%. This decrease was primarily due to the merged company Citizens Corporation being a "S" corporation at the time of merger. Its merger into a "C" corporation provided a reduction in federal income tax for the first quarter of the fiscal year 2001. Income tax expense is expected to be approximately 36% of pretax income in the future.


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

         There has not been a material change in the interest rate sensitivity of the Company during the nine months ended March 31, 2001.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         Legal Proceedings

         Spectrum and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Except as described below, management of Spectrum believes there is no proceeding threatened or pending against Spectrum or its subsidiary banks, which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of Spectrum.

         On November 21, 2000, certain purported class action members filed an amended petition in an action then pending in an Iowa district court in Lee County, Iowa against Thousand Adventures, Inc., also known as TAI, to add as defendants 18 lenders, including Great Western Bank, with respect to retail installment sales contracts originated by TAI in connection with is sale of campground memberships. The amended petition alleges that more than 50,000 class members purchased campground memberships at a cost ranging from $990 to $10,000 and that TAI assigned the contracts outright or as collateral to the lenders. The primary claim of the amended petition appears to be that the lenders, as holders of the installment contracts, are subject to all claims the members had against TAI, which allegedly include breach of contract and consumer fraud, among other things. The amended petition seeks rescission of the campground memberships, an unspecified amount of damages, punitive damages, interest and attorneys' fees. In July, 1997 a default judgment was entered against TAI certifying that action against it as a class action. TAI is the debtor in a Chapter 7 bankruptcy proceeding pending in federal bankruptcy court in Iowa.

         On December 19, 2000, Great Western Bank removed the lawsuit to federal district court in Iowa. The purported class action plaintiffs have filed a motion, which the bank plans to resist to remand the lawsuit to the Iowa district court in Lee County. No discovery has been conducted with respect to the aspects of this lawsuit including whether the case can properly proceed as a class action. In the event the lawsuit were determined adversely to Great Western Bank, it could have a material adverse effect on the financial condition or results of operations of Great Western Bank and Spectrum, but the amount of the alleged damages is unspecified and cannot now be accurately estimated by Great Western Bank.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

              (c) On March 23, 2001 the Company issued 46,319 shares of its common stock and 100,000 shares of its variable rate nonvoting, noncumulative perpetual preferred stock in the merger of Great Western Securities, Inc. into the Company. Such shares of common stock were issued to existing stockholders of the Company who were holders of one-half of the outstanding shares of common stock of Great Western Securities, Inc. Such shares of preferred stock were issued to Jack K. Harvey, holder of all of the outstanding preferred stock and one-half of the outstanding shares of the common stock of Great Western Securities, Inc. No underwriters were involved in the transaction. The issuance was made in a transaction exempt from the requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to
                         Section 4(2) thereof.


          (d)      EXHIBITS REQUIRED TO BE FILED BY ITEM 701 OF REGULATION S-K

                         On March 19, 2001, Spectrum Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $27,600,000 of Preferred Securities in a registered offering made through an underwriting group led by Howe Barnes Investments, Inc. and D.A Davidson & Company. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.75% Junior Subordinated Debentures (the "Debentures") of the Company. In connection with the offering the Company and the Trust registered a total of $27,600,000 of Preferred Securities on a Form S-1 Registration Statement (Registration Nos. 333-53644). Total expenses associated with the offering were approximately $1,400,000, including $966,000 in underwriting commissions and an advisory fee paid to Howe Barnes and D.A. Davidson & Company. As of March 31, 2001, Spectrum had used $23,348,384 of the net proceeds of $26,200,000 from the sale of the debentures to acquire by merger Great Western Securities, a holding company for Great Western Bank, Omaha, Nebraska for $68,348,384 in cash and Spectrum's series 3 nonvoting, non-cumulative perpetual preferred stock. The remaining $2,851,616 net proceeds will be used principally to retire long term notes payable, and for general corporate purposes. On April 19, 2001, Spectrum prepaid long term notes payable in the amount of $2,250,000 to LaSalle Bank, NA.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K


         (b) REPORTS ON FORM 8-K

                         The Company filed a current report on Form 8-K on January 10, 2001, and reported the merger of Spectrum Bancorporation, Inc. and Citizens Corporation. The report included the restated consolidated financial statement for the resulting entity at September 30, 2000, June 30, 2000 and 1999 and for the three months ended September 30, 2000 and the years ended June 30, 2000, 1999 and 1998.

                         The Company filed a current report on Form 8-K (Items 2 & 7) on April 3, 2001 and reported the acquisition by merger of Great Western Securities, a holding company for Great Western Bank, Omaha, Nebraska by the Company. The report included the consolidated financial statements of Great Western Securities at June 30, 2000 and 1999 and the years ended June 30, 2000, 1999 and 1998, and the unaudited interim consolidated financial statement of Great Western Securities at December 31, 2000 and 1999 and for the six months ended December 31, 2000 and 1999. In addition, the pro forma condensed combined financial statement of the Company and Great Western Securities at December 31, 2000 and for the six months ended December 31, 2000 and the year ended June 30, 2000 and the Agreement and Plan of Merger dated December 16, 2000 between the Company and Great Western Securities, Inc. was included.



                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPECTRUM BANCORPORATION, INC.


Date:  May 14, 2001                    By:    /s/ Deryl F. Hamann
                                            -----------------------------------
                                            Deryl F. Hamann, Chairman and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)



Date:  May 14, 2001                    By:    /s/ Daniel Brabec
                                            -----------------------------------
                                            Daniel Brabec, CFO