Form 10-K405
period 2001-06-30
SPECTRUM BANCORPORATION INC
filed 2001-09-28
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________

COMMISSION FILE NUMBER:  001-15215

                          SPECTRUM BANCORPORATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Iowa                                    42 0867112
--------------------------------------     ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

10834 Old Mill Road, Suite One, Omaha, NE                68154-2648
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (402) 333-8330

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange
Title of each Class                                  on which registered
-------------------                               -------------------------
10.00% Cumulative Trust Preferred Securities of   American Stock Exchange
Spectrum Capital Trust I
9.75% Cumulative Trust Preferred Securities of    American Stock Exchange
Spectrum Capital Trust II

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
                                   YES  X   NO
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

         At September 21, 2001, there were 125,267 shares of registrant's common stock outstanding.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Spectrum, a multi-bank holding company, offers full service community banking through 14 banking locations in Nebraska, 19 banking locations in South Dakota, 22 banking locations in southern Iowa, and two banking locations in northern Missouri. Its Chairman, Deryl F. Hamann, acquired Spectrum in 1971; at that time it had a single bank charter in Leon, Iowa with two locations. In 1974, Mr. Hamann acquired the parent company of F&M Bank, Watertown, South Dakota; the parent was merged into Spectrum on May 31, 1999. Citizens Corporation, an affiliated bank holding company with six Iowa banking locations, was merged into Spectrum on August 7, 2000. On March 23, 2001, Great Western Securities, Inc., the parent company of Great Western Bank, Omaha, Nebraska, was merged into Spectrum. Acquisitions of other banks and savings institutions have been made by each of the holding companies on both strategic and opportunistic bases. Expansion also occurred through acquisition of offices of failed financial institutions and de novo branching. See "Mergers and Acquisitions" for additional information.

THE BANKS

         Spectrum has six direct subsidiaries: Great Western Bank, Omaha, Nebraska; F&M Bank, Watertown, South Dakota; Rushmore Bank & Trust, Rapid City, South Dakota; Citizens Bank, Mount Ayr, Iowa; Citizens Bank, Clive, Iowa; and Citizens Bank of Princeton, Princeton, Missouri. Each subsidiary bank is chartered by the state banking authorities of the state in which its headquarters is located. See "Supervision and Regulation." The following table sets forth information regarding Spectrum's banks as of June 30, 2001:

                             Common Stock
                               Ownership      Assets       Net Loans    Deposits
                             ------------     --------     ---------    --------
                                        (dollars in thousands)
Great Western Bank               100.0%       $712,587     $527,486     $571,302
F&M Bank                          95.6%        433,508      311,644      355,220
Rushmore Bank & Trust             90.0%        243,976      184,816      203,568
Citizens Bank, Mount Ayr         100.0%        238,991      184,107      200,651
Citizens Bank, Clive              95.2%         74,007       45,677       58,874
Citizens Bank of Princeton       100.0%         37,568       29,454       33,765

SPECTRUM BANC SERVICE CORPORATION

         Subsidiary banks (excluding Great Western Bank) own 100% of Spectrum Banc Service Corporation, which provides data processing services to its bank owners.



STRATEGIES

         Growth. Spectrum intends to grow within its existing markets, to branch into or acquire financial institutions in existing markets, and to branch into or acquire financial institutions in other markets consistent with its capital requirements and management abilities.

         Spectrum seeks opportunities to acquire banks at acceptable prices. Spectrum's operating strategy is to provide high quality community banking services to its customers and increase market share through solicitation of new business, repeat business and referrals from customers, and selected promotional strategies.

         Since the merger of Great Western Securities on March 23, 2001, Spectrum's growth through acquisitions is limited to situations which management believes will be consistent with its commitment to the Federal Reserve to be well capitalized one year from the merger and its ability to attract and retain senior bank officers.

         Branch Expansion. Great Western Bank opened Wal-Mart Store locations and a branch in the metropolitan Omaha area in 2001. As of March 31, 2001 F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota for $2,501,000 subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000. F&M Bank has also relocated its Chamberlain, South Dakota branch to a newly constructed facility, which opened in August of 2001. Rushmore Bank & Trust has entered into an agreement with Wal-Mart stores to open an in-store branch in Rapid City, South Dakota in October 2001. In December, 2000, Citizens Bank, Carlisle moved its charter and main office to Clive, Iowa, a suburb of Des Moines, and retained its existing offices. Should Spectrum be unable to acquire existing banks or other financial institutions at acceptable prices, it will continue to seek expansion through new branches or possibly by chartering new banks.

LOANS

         Spectrum has the ability to provide a broad range of commercial and retail lending services. Great Western Bank does not offer agricultural loans. Spectrum's other banks offer agricultural loans as well as other commercial, consumer and real estate loans. The subsidiary banks have credit policies tailored to their respective markets. Spectrum's Iowa and Missouri banks have substantially uniform credit policies. All of the credit policies contain underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters.

         Spectrum is able to facilitate substantial credit requests, or augment loan demand, through the purchase and sale of participations among its subsidiary banks, as well as unaffiliated banks or other financial institutions. As of June 30, 2001, approximately 85% of all loans and leases were to customers within Spectrum's market area.

         Real Estate Mortgage Loans. These loans include various types of loans for which Spectrum's banks hold real property as collateral. Spectrum is experiencing increasing demand for fixed rate loans for terms longer than one year. The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate that is held as collateral. Real estate mortgage loans include commercial and residential real estate construction loans. Real estate construction loans are principally made to builders to construct business buildings or single and multi-family residences. These loans typically have maturities of 6 to 12 months and adjustable interest rates, and are subject to origination fees. Terms may vary depending upon many factors, including location, type of project and financial condition of the builder.

         Commercial and Agricultural Loans. These loans consist primarily of loans to business for various purposes, including revolving lines of credit and equipment financing. The loans secured by collateral other than real estate or equipment generally mature within one year, have adjustable interest rates, and are secured by inventory, accounts receivable, livestock, crops, machinery and other commercial or agricultural project assets. Revolving lines of credit generally are for business purposes and generally mature annually.

         Loans to Individuals. Loans to individuals, which are not secured by real estate, generally have terms of two to six years and bear interest at fixed rates. These loans usually are secured by motor vehicles, investment securities, or other personal assets, and in some instances are unsecured.

         Citizens Bank, Mount Ayr has three regional loan committees which meet weekly. Citizens Bank of Princeton has a weekly joint loan committee meeting with one of the regional loan committees of Citizens Bank, Mount Ayr, Great Western Bank, Rushmore Bank & Trust and Citizens Bank, Clive each have loan committees that meet weekly.

         Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount and extent of other banking relationships maintained with customers and are further subject to competitive pressures, money market rates, availability of funds and government regulations.

         In the ordinary course of business, Spectrum's banks issue letters of credit. See Note 18 to Consolidated Financial Statements. Spectrum's banks apply the same credit standards to those commitments as they use in direct lending activities and have included these commitments in its lending risk evaluations. Spectrum's exposure to credit loss under letters of credit is represented by the amount of those commitments.

         Under applicable federal and state law, permissible loans to one borrower after June 30, 2001, were limited to $9,813,570 for Great Western Bank, $4,666,337 for F&M Bank, $3,394,454 for Rushmore Bank & Trust, $4,100,183 for
Citizens Bank, Mount Ayr, $1,848,677 for Citizens Bank, Clive and $969,238 for Citizens Bank of Princeton. Certain exceptions, depending on the laws of the four respective states in which the Banks operate, increase the loan limit to one borrower for certain purposes.

COMPETITION

         The banking and financial services industry is highly competitive and undergoing rapid consolidation. Within the market area of Spectrum's banks, numerous commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, investment firms and private lenders compete with the banks for deposits and loans. Many of these competitors have significantly greater resources than Spectrum, including higher lending limits and more extensive financial, technical and marketing resources.


         Competition between financial institutions is affected by the Gramm-Leach-Bliley Act, which was signed into law in November 1999. This act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements--defined as financial holding companies--to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. As of June 30, 2001, Spectrum had not elected to convert to a financial holding company, but reserves this right under the new rule. At this time, the management of Spectrum cannot currently predict the full impact of the enactment of the Gramm-Leach-Bliley Act on Spectrum.

EMPLOYEES

         As of June 30, 2001, Spectrum had approximately 653 full-time equivalent employees. Management considers its relationship with its employees to be good.

SUPERVISION AND REGULATION

         Spectrum and its subsidiary banks are extensively regulated under federal and state laws. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not securities holders of Spectrum. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of Spectrum and its banks. Spectrum is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

         The Gramm-Leach-Bliley Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally chartered banks. The Gramm-Leach-Bliley Act also establishes a minimum federal standard of financial privacy. In general, the applicable federal regulations prohibit affected financial institutions (including banks, insurance agencies and broker/dealers) from sharing information about their customers with non-affiliated third parties unless (1) the financial institution has first provided a privacy notice to the customer;
(2) the financial institution has given the customer an opportunity to opt out of the disclosure; and (3) the customer has not opted out after being given a reasonable opportunity to do so. Compliance with the notice and other requirements under the regulations is required by July 1, 2001.

SPECTRUM

      General. Spectrum is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to regulation, supervision and examination by the Federal Reserve. Spectrum is required to file an annual report and other reports as the Federal Reserve now requires or may require.

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

      Capital Adequacy. The Federal Reserve monitors the regulatory capital adequacy of bank holding companies. As discussed below, Spectrum's banks are also subject to the regulatory capital adequacy requirements of the FDIC and Nebraska, South Dakota, Iowa and Missouri regulations, as applicable. The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate the regulatory capital adequacy of Spectrum.

      The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of core and supplementary capital elements, with supplementary capital being limited to 100% of core capital. For bank holding companies, core capital, also known as Tier I capital, generally includes common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries less the unamortized balance of intangible assets. No more than 25% of core capital may be comprised of cumulative preferred stock including the Trust Preferred Securities of its subsidiaries. Supplementary capital, also known as Tier II capital, generally includes certain forms of perpetual preferred stock and cumulative preferred stock net included in core capital, as well as maturing capital instruments, and the allowance for loan losses limited to 1.25% of risk-weighted assets. The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of core capital.

      At June 30, 2001, Spectrum's core or Tier I capital was $82,219,000.

      In addition to the risk-based capital guidelines, the Federal Reserve and the FDIC use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's core capital divided by its average tangible assets. Based upon the current capital status of Spectrum, the applicable minimum required leverage ratio is 4%.

The table below presents Spectrum's applicable regulatory capital ratios at June 30, 2001:

       Ratio                                               At June 30, 2001
       ----                                               ------------------
                                                                    Minimum
                                                          Actual    Required
                                                          ------    --------
       Tier I to Average Assets.........................   4.88%      4.00%
       Tier I to Risk-Weighted Assets...................   6.06%      4.00%
       Total Capital to Risk-Weighted Assets............  11.17%      8.00%

      Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Spectrum's capital ratios were above the minimum required as of June 30, 2001.


THE BANKS

      General. Spectrum owns six banks: Great Western Bank, Omaha, Nebraska, a Nebraska banking corporation with 14 banking locations; F & M Bank, Watertown, South Dakota, a South Dakota banking corporation with 14 banking locations; Rushmore Bank & Trust Co., Rapid City, South Dakota, a South Dakota banking corporation with five banking locations; Citizens Bank, Mount Ayr, Iowa, an Iowa banking corporation with 18 banking locations; Citizens Bank, Clive, Iowa, an Iowa corporation with four banking locations; and Citizens Bank of Princeton, Princeton, Missouri, a Missouri banking corporation with two banking locations. The deposits of each bank are insured by the FDIC and the banks are subject to supervision and regulation by the FDIC. In addition, Great Western Bank is regulated by the Nebraska Department of Banking and Finance, the South Dakota banks are regulated by the South Dakota Division of Banking, the Iowa banks are regulated by the Iowa Division of Banking, and Citizens Bank of Princeton is regulated by the Missouri Division of Finance.

      Permissible Activities. No state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to its Bank Insurance Fund. None of Spectrum's banks is presently involved in the types of activities covered by this limitation. Under the Financial Modernization Act and rules adopted pursuant thereto, banks may create financial subsidiaries to engage in activities that are "financial in nature." None of Spectrum's bank subsidiaries have elected to do so, but may do so in the future.

      Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act has become important to financial institutions, including their holding companies. This allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under this act. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators regularly conduct examinations to assess the performance of financial institutions. During their last examinations, ratings of satisfactory or outstanding were received by each of Spectrum's banks. As a result, management believes that the banks' performance under the act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

      Dividend Restrictions. Dividends paid by Spectrum's banks provide substantially all of the operating and investing cash flow of Spectrum. Spectrum's banks are subject to legal limitations on the frequency and amount of dividends that may be paid to Spectrum. Under South Dakota and Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year to date combined with its retained net profits for the preceding two years. Under Iowa law, a bank may declare and pay dividends only out of undivided profits and only if not restricted by the principal regulator. The Iowa principal regulator requires that Iowa state banks maintain an adjusted equity capital ratio of not less than 6.5% of adjusted assets plus a fully funded allowance for loan losses unless a lower ratio is approved by the principal regulator. An Iowa state bank operating below the minimum requirement would be subject to immediate dividend restriction; a request for immediate capital injection and/or a possible cease and desist order. Citizens Bank, Clive has committed to maintain a ratio for Tier I capital to average assets of not less than 8 percent until August 1st, 2004, due to the fact that Citizens Bank, Clive relocation of its principal place of business from Carlisle, Iowa, to Clive, Iowa. Under Missouri law, a bank may not pay dividends that would impair capital. The Missouri principal regulator generally requires that Missouri state banks maintain equity capital of not less than 6% of assets. The Nebraska principal regulator requires a total capital to asset ratio of 6%, excluding intangibles other than purchased mortgage servicing rights. At least 5.5% must be primary capital which includes all equity capital accounts plus allowances for loan and lease losses. In addition, either the applicable state banking regulator or the FDIC has the power to prohibit Spectrum's banks from paying dividends if such payments would constitute unsafe or unsound banking practices or cause the bank to be undercapitalized.

      Examinations. Spectrum's banks are examined from time to time by the FDIC. Based upon an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of Spectrum's assets. The state bank regulators also conduct examinations of state-chartered banks. State bank regulators may accept the results of a federal examination in lieu of conducting an independent examination. South Dakota, Iowa, Nebraska and Missouri regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

      Capital Adequacy. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and core and supplementary capital being determined in essentially the same manner as described above for bank holding companies. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

      The FDIC risk-based capital guidelines require state non-member banks to have a ratio of core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%.

      The FDIC leverage guidelines require that state banks maintain core capital of no less than 3% and up to 5% of total tangible assets. The applicable guideline for Spectrum's banks is estimated to be 4%. Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

      The table below presents the regulatory capital ratios of the Spectrum subsidiary banks at June 30, 2001:

                                                                              At June 30, 2001
                                                                              ----------------
                                                                                  Citizens
                                                   Great               Rushmore     Bank,     Citizens   Citizens
                                                  Western    F&M        Bank &      Mount       Bank,    Bank of      Minimum
           Ratio                                   Bank      Bank       Trust        Ayr        Clive    Princeton    Required
           -----                                  -------   ------     --------   --------    --------   --------     -------
Tier I capital to average assets...............     8.55%    7.32%        8.06%      8.80%       9.74%      9.11%       4.00%
Tier I capital to risk-weighted assets.........     9.78%    9.63%       10.16%     11.99%      12.23%     12.33%       4.00%
Total capital to risk-weighted assets..........    11.03%   10.73%       11.41%     13.25%      13.48%     13.58%       8.00%


      Banking regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, and a Tier I capital leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a Tier I risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of June 30, 2001, the Spectrum banks were well capitalized.

      Federal regulations require the federal banking regulators to take prompt corrective action to resolve the problems of depository institutions, including capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, the regulations contain broad limits on activities of institutions which are less than adequately capitalized, involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With limited exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any distribution or payment.

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

      Real Estate Lending Evaluations. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Spectrum's bank loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

      Interstate Banking Legislation. Federal legislation effective September 1995, eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority after June 1, 1997; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. In August 2001, each of Spectrum's subsidiary banks executed an agency agreement appointing each of the other subsidiary banks as its agent to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations to the full extent permitted by applicable law and regulation.

      Financial Modernization Act (Gramm-Leach-Bliley Act). Banks that elect to create "financial subsidiaries" may engage in activities that are financial in nature, including:

     o Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

     o Engaging as agent or broker in any state for purposes of insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, death, defects in title, or providing annuities as agent or broker.

     o Providing financial, investment, or economic advisory services, including advising an investment company;

     o Issuing or selling annuities representing interests in pools of assets permissible for a bank to hold directly;

     o    Underwriting, dealing in, or making a market in securities;

     o Engaging in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto;

     o Activities that the Federal Reserve has found to be usual in connection with the transaction of banking or other financial operations abroad;

     o Additional activities that the Secretary of the Treasury in consultation with the Federal Reserve determines to be financial in nature or incidental to a financial activity; and

     o    Activities that may be conducted by an operating subsidiary.

      None of Spectrum's bank subsidiaries has elected to create financial subsidiaries.

CHANGING REGULATORY STRUCTURE

      The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

      One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the South Dakota Division of Banking, Iowa Division of Banking, Nebraska Department of Banking and Finance and Missouri Division of Finance, possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

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

                                                                                                         Approximate
                                                                                                      Square Footage of
     Name of Bank and Address of Branch         Year Opened        Type of Interest                       Facility
     ----------------------------------         -----------        ----------------                   ------------------
Great Western Bank (Main Office)                    1962       Land and building owned by                    14,000
6015 NW Radial Hwy.                                            Great Western Bank
Omaha, NE 68104

Great Western Bank                                  1978       Land and building owned by                    25,300
14545 West Center Rd.                                          Great Western Bank
Omaha, NE 68144

Great Western Bank                                  1986       Leased                                        12,660
9290 West Dodge Rd., Suite 101
Omaha, NE 68114

                                                                                                         Approximate
                                                                                                      Square Footage of
     Name of Bank and Address of Branch         Year Opened        Type of Interest                       Facility
     ----------------------------------         -----------        ----------------                   ------------------
Great Western Bank                                  1976       Land and building owned by                     4,800
7201 Maple Street                                              Great Western Bank
Omaha, NE 68134

Great Western Bank                                  1994       Leased                                           450
7300 Graceland Drive
Omaha, NE 68134

Great Western Bank                                  1995       Land and building owned by                     8,100
4140 South 84th                                                Great Western Bank
Omaha, NE 68127

Great Western Bank                                  1996       Land and building owned by                     1,180
4718 L Street                                                  Great Western Bank
Omaha, NE 68117

Great Western Bank                                  1981       Leased land, building owned by                26,000
919 Galvin Road South, Suite 100                               Great Western Bank
Bellevue, NE 68005

Great Western Bank                                  1999       Land and building owned by                     2,100
3705 Twin Creek Drive                                          Great Western Bank
Bellevue, NE 68123

Great Western Bank                                  1972       Leased                                         6,500
Offutt Base Office
Offutt Air Force Base
Bellevue, NE 68113

Great Western Bank                                  1995       Leased                                           800
Offutt Base Exchange Office
Offutt Air Force Base
Bellevue, NE 68113

Great Western Bank                                  2001       Leased (Wal-Mart store branch)                   700
10504 South 15th Street
Bellevue, NE 68123

Great Western Bank                                  2001       Leased land and building owned by              2,400
550 North 155th Plaza                                          Great Western Bank
Omaha, NE 68154

Great Western Bank                                  2001       Leased (Wal-Mart store branch)                   700
18201 Wright Street
Omaha, NE 68130

F&M Bank (Main Office)                              1935       Land and building owned by F&M Bank           10,078
35 1st Ave. NE
Watertown, SD  57201

                                                                                                         Approximate
                                                                                                      Square Footage of
     Name of Bank and Address of Branch         Year Opened        Type of Interest                       Facility
     ----------------------------------         -----------        ----------------                   ------------------
F&M Bank                                            1980       Land and building owned by F&M Bank            3,000
Hwys. 212 & 81
Watertown, SD  57201

F&M Bank                                            1946       Land and building owned by F&M Bank            1,250
Main Street
Garden City, SD  57236

F&M Bank                                            1984       Land and building owned by F&M Bank            3,500
Main Street
Rosholt, SD  57260

F&M Bank                                            1978       Land and building owned by F&M Bank            1,800
217 Main St.
McIntosh, SD  57641

F&M Bank                                            1978       Land and building owned by F&M Bank            1,250
302 Main St.
Morristown, SD  57645

F&M Bank                                            1996       Land and building owned by F&M Bank            2,500
301 N. Egan Ave
Madison, SD  57042


F&M Bank                                            1996       Land and building owned by F&M Bank            4,200
517 So. Lincoln St.
Aberdeen, SD 57402

F&M Bank                                            1996       Land and building owned by F&M Bank            1,800
1301 Main St.
Webster, SD  57274

F&M Bank                                            2001       Land and building owned by F&M Bank            2,684
101 E. King St.
Chamberlain, SD  57325

F&M Bank                                            1996       Land and building owned by F&M Bank            2,400
111 North East St
Gettysburg, SD  57442

F&M Bank                                            2001       Land and building owned by F&M Bank            2,361
5100 W. 26th St.
Sioux Falls, SD  57106



F&M Bank                                            2001       First floor owned by F&M Bank                 11,718
River Centre
200 East 10th St., Suite 100
Sioux Falls, SD 57104

F&M Bank                                            2001       Leased                                         6,100
Western Mall
2101 West 41st Street
Sioux Falls, SD 57105

Rushmore Bank & Trust                               1952       Land and building owned by Rushmore           37,000
(Main Office)                                                  Bank & Trust
14 St. Joseph St.
Rapid City, SD 57701

Rushmore Bank & Trust                               1974       Land and building owned by Rushmore            3,798
3510 Sturgis Rd.                                               Bank & Trust
Rapid City, SD  57702

Rushmore Bank & Trust                               1999       Land and building owned by Rushmore            3,720
526 N. Main St.                                                Bank & Trust
Spearfish, SD  57783

Rushmore Bank & Trust                               1997       Leased (grocery store branch)                    500
751 Mountain View Rd.
Rapid City, SD  57702

Rushmore Bank & Trust                               1999       Leased (grocery store branch)                    500
1516 E. St. Patrick St.
Rapid City, SD  57701

Citizens Bank, Mount Ayr                            1998       Land and building owned by                     2,500
(Main Office)                                                  Citizens Bank, Mt. Ayr
100 E. South
Mount Ayr, IA 50174

Citizens Bank, Mount Ayr                            1999       Land and building owned by Citizens            8,265
111 No. Main                                                   Bank, My. Ayr
Leon, Iowa 50144

Citizens Bank, Mount Ayr                            1977       Land and building owned by Citizens            1,200
1008 W. First                                                  Bank, Mt. Ayr
Leon, IA 50144

Citizens Bank, Mount Ayr                            1937       Land and building owned by Citizens              960
126 Broadway                                                   Bank, Mt. Ayr
Grand River, IA 50108




Citizens Bank, Mount Ayr                            1997       Land and building owned by Citizens            6,800
1020 Main                                                      Bank, Mt. Ayr
Hamburg, IA 51640

Citizens Bank, Mount Ayr                            1976       Land and building owned by Citizens            1,200
186 Summer St.                                                 Bank, Mt. Ayr
Riverton, Iowa 51650

Citizens Bank, Mount Ayr                            1994       Land and building owned by Citizens            2,500
610 W. McLane                                                  Bank, Mt. Ayr
Osceola, IA 50313

Citizens Bank, Mount Ayr                            1985       Land and building owned by                     4,690
900 Illinois Street                                            Citizens Bank, Mt. Ayr
Sidney, IA 51652

Citizens Bank, Mount Ayr                            1980       Land and building owned by                     2,160
800 Filmore Street                                             Citizens Bank, Mount Ayr
Thurman, IA 51654

Citizens Bank, Mount Ayr                            1904       Land and building owned by                     5,972
400 Main Street                                                Citizens Bank, Mount Ayr
Bedford, IA 50833

Citizens Bank, Mount Ayr                            1997       Land and building owned by                    12,797
201 North Main Street                                          Citizens Bank, Mount Ayr
Chariton, IA 50049

Citizens Bank, Mount Ayr                            1969       Leased                                         2,968
309 East Jefferson Street
Corydon, IA 50060

Citizens Bank, Mount Ayr                            1980       Land and building owned by                     1,663
101 West Jackson Street                                        Citizens Bank, Mount Ayr
Corydon, IA 50060

Citizens Bank, Mount Ayr                            1980       Land and building owned by                     1,890
100 South Maple Street                                         Citizens Bank, Mount Ayr
Russell, IA 50238

Citizens Bank, Mount Ayr                            1976       Land and building owned by                     4,160
206 Broad Street                                               Citizens Bank, Mount Ayr
Humeston, IA 50123

Citizens Bank, Mount Ayr                            1904       Land and building owned by                     1,785
208 3rd Street                                                 Citizens Bank, Mount Ayr
Lineville, IA 50147

Citizens Bank, Mount Ayr                            1957       Land and building owned by                     1,920
122 North Central                                              Citizens Bank, Mount Ayr
Allerton, IA 50008



Citizens Bank, Mount Ayr                            1984       Land and building owned by                     1,200
Main and Ringgold Streets                                      Citizens Bank, Mount Ayr
Kellerton, IA 50133

Citizens Bank, Clive                                2001       Leased                                         6,000
(Main Office)
10101 University Ave.
Clive, IA 50325

Citizens Bank, Clive                                1934       Land and building owned by                     4,800
100 First Street                                               Citizens Bank, Clive
Carlisle, IA 50047

Citizens Bank, Clive                                1974       Land and building owned by                       600
Highway 5 and Vine                                             Citizens Bank, Clive
Hartford, IA 50118

Citizens Bank, Clive                                1998       Land and building owned by                     1,500
102 Brown Street                                               Citizens Bank, Clive
Runnells, IA 50237

Citizens Bank of Princeton                          1988       Land and building owned by                     4,708
(Main Office)                                                  Citizens Bank of Princeton
US Highway 136 & 65
Princeton, MO 64673

Citizens Bank of Princeton                          1994       Land and building owned by                     1,450
825 N. Pearl                                                   Citizens Bank of Princeton
Milan, MO 63556

         The branch of Citizens Bank, Mt. Ayr at 309 East Jefferson St., Corydon, Iowa is leased from Spectrum. All of the other leased properties are leased from unaffiliated third parties. The grocery store leases are for five-year terms. The Wal-Mart store leases are for five-year terms.



ITEM 3.  LEGAL PROCEEDINGS

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

         On November 21, 2000, certain purported class action members filed an amended petition in an action then pending in an Iowa district court in Lee County, Iowa against Thousand Adventures, Inc., also known as TAI, to add as defendants 18 lenders, including Great Western Bank, with respect to retail installment sales contracts originated by TAI in connection with is sale of campground memberships. The amended petition alleges that more than 50,000 class members purchased campground memberships at a cost ranging from $990 to $10,000 and that TAI assigned the contracts outright or as collateral to the lenders. The primary claim of the amended petition appears to be that the lenders, as holders of the installment contracts, are subject to all claims the members had against TAI, which allegedly include breach of contract and consumer fraud, among other things. The amended petition seeks rescission of the campground memberships, an unspecified amount of damages, punitive damages, interest and attorneys' fees. In July 1997 a default judgment was entered against TAI certifying that action against it as a class action. TAI is the debtor in a Chapter 7 bankruptcy proceeding pending in federal bankruptcy court in Iowa.

         On December 19, 2000, Great Western Bank removed the lawsuit to federal district court in Iowa. The purported class action plaintiffs have filed a motion, which the bank plans to resist, to remand the lawsuit to the Iowa district court in Lee County. No discovery has been conducted with respect to the aspects of this lawsuit including whether the case can properly proceed as a class action. In the event the lawsuit were determined adversely to Great Western Bank, it could have a material adverse effect on the financial condition or results of operations of Great Western Bank and Spectrum, but the amount of the alleged damages is unspecified and cannot now be accurately estimated by Great Western Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION AND HOLDERS. There is no established public trading market for any class of common equity of Spectrum or any of its subsidiaries.


         As of June 30, 2001, there were 125,267 shares of common stock issued and outstanding that were held by approximately 23 shareholders of record.

         Cash dividends declared for fiscal year 2001 totaled $1,493,000, includes a $1,200,000 dividend in a form of notes payable or $18.02 per common share, compared to fiscal year 2000 of $985,000, or $12.45 per common share, and fiscal year 1999 of $911,000, or $11.49 per common share. For information regarding the payment of future dividends and any possible restrictions see " Dividend Restrictions" under Item 1.

         On March 23, 2001, Spectrum issued 46,319 shares of its common stock and 100,000 shares of its variable rate nonvoting, noncumulative perpetual preferred stock in the merger of Great Western Securities, Inc. into Spectrum. Such shares of common stock were issued to existing stockholders of Spectrum who were holders of one-half of the outstanding shares of common stock of Great Western Securities, Inc. Such shares of preferred stock were issued to Jack K. Harvey, holder of all of the outstanding preferred stock and one-half of the outstanding shares of the common stock of Great Western Securities, Inc. No underwriters were involved in the transaction. The issuance was made in a transaction exempt from the requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

         On August 7, 2000 Spectrum issued 7,584 shares of its common stock in exchange for all outstanding common stock of Citizens Corporation ("Citizens") and to existing stockholders of Spectrum assumption of $1,200,000 Capital Note. Its subsidiary, Citizens Bank, Chariton, Iowa was merged into Spectrum's subsidiary, Citizens Bank, Mt. Ayr, Iowa. No cash proceeds were generated from the issuance.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected consolidated financial data for Spectrum for each of the years in the five-year period ended June 30, 2001. The data set forth below includes the accounts of Iowa State Bank, Hamburg, Iowa and United National Bank of Iowa, Sidney, Iowa from August 1, 2000, the effective date of acquisition of those banking subsidiaries of Hamburg Financial, Inc., the accounts of Great Western Bank, Omaha, Nebraska from March 23, 2001, the effective date of acquisition of that banking subsidiary of Great Western Securities and the accounts of Founders Trust National Bank, Sioux Falls, South Dakota from March 31, 2001, the date of acquisition of Founders Trust. The completed acquisitions were accounted for under the purchase method of accounting. The following table should be read in conjunction with the consolidated financial statements of Spectrum and the notes thereto appearing elsewhere in this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The merger of Spectrum and Citizens Corporation on August 7, 2000 has been accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the consolidated financial statements prior to the combination have been restated to include the accounts and results of operations of Spectrum and Citizens Corporation. See "Related Party Transactions." The Selected Consolidated Financial Data below takes into account this restatement.

                                                                       At or for the year ended June 30,
                                                     ------------------------------------------------------------------
                                                        2001          2000          1999         1998           1997
                                                     ----------    ----------    ----------    ----------    ----------
                                                            (dollars in thousands, except per common share data)
CONSOLIDATED STATEMENTS OF INCOME:
Interest income ..................................   $   91,669    $   61,363    $   51,709    $   47,089    $   42,025
Interest expense .................................       51,825        31,515        25,548        24,273        20,829
Net interest income ..............................       39,844        29,848        26,161        22,816        21,196
Provision for loan losses ........................        2,618         2,036         1,563         1,434         1,619
Other income .....................................       11,467         7,233         6,662         5,169         4,179
Other expenses ...................................       33,831        21,057        18,621        16,020        15,118
Income taxes .....................................        4,922         4,440         4,089         3,184         2,602
Minority interest in earnings of subsidiaries ....          522           404           357           312           261
Net income .......................................        9,418         9,144         8,193         7,035         5,775

PER COMMON SHARE DATA:
Earnings per share ...............................   $   101.16    $   113.62    $   101.42    $    86.71    $    70.81
Dividends ........................................        18.01         12.45         11.49          3.93          6.74



Tangible book value per share(1) .................       306.56        483.05        472.29        402.73        332.11

CONSOLIDATED BALANCE SHEETS:
Assets ...........................................    1,782,122       850,776       684,236       616,526       550,503
Loans, net of unearned income(2) .................    1,303,049       634,757       522,800       456,911       407,410
Allowance for loan losses ........................       18,955         8,197         6,838         6,276         6,300
Deposits .........................................    1,421,090       691,535       569,971       512,342       455,454
Long term notes payable ..........................      116,646        50,932        41,116        38,792        39,730
Company obligated mandatorily redeemable
   preferred securities of subsidiary
   trust holding solely subordinated debentures ..       48,000        20,400          --            --            --
Nonperforming assets .............................       21,164         9,567         7,854         8,500         7,807
Stockholders' equity .............................       96,926        47,822        41,768        36,471        29,968

                                                                        At or for the year ended June 30,
                                                     ------------------------------------------------------------------
                                                        2001          2000          1999         1998           1997
                                                     ----------    ----------    ----------    ----------    ----------
                                                            (dollars in thousands, except per common share data)
KEY RATIOS:
Net interest margin(3) ...........................         3.79%         4.21%         4.34%         4.24%         4.53%
Return on average assets .........................         0.82          1.19          1.25          1.20          1.13
Return on average stockholders' equity ...........        14.53         19.67         20.47         21.01         21.37
Nonperforming loans to total loans................         1.53          1.49          1.48          1.84          1.89
Dividend payout ratio.............................        17.80         10.96         11.33          4.53          9.52
Net loan charge-off to average loans..............         0.27          0.10          0.21          0.46          0.26
Allowance for loan losses to total loans .........         1.45          1.29          1.31          1.37          1.55
Allowance for loan losses to nonperforming loans .        94.85         86.70         88.37         74.73         82.02
Tier I risk-based capital ........................         6.06          9.80          8.10          7.99          7.71
Total risk-based capital .........................        11.17         11.60          9.30          9.25          8.97
Tier I leverage ratio ............................         4.88          7.20          6.40          5.83          5.59
Stockholders' equity to assets ...................         5.44          5.62          6.10          5.92          5.44

RATIO OF EARNINGS TO FIXED CHARGES(4):
--------------------------------------
(1)  Stockholders' equity less preferred stock less cost in excess of net assets acquired (goodwill) and core deposit and other intangibles, divided by period end shares outstanding of common stock.

(2)  Before allowance for loan losses.

(3)  On a tax equivalent basis.

(4) The ratio of earnings to combined fixed charges and preference security dividends is computed by dividing (x) the sum of income before income taxes and fixed charges by (y)



Including interest on deposits ...................        1.28x         1.43x         1.48x         1.42x         1.40x
Excluding interest on deposits ...................        2.50x         3.32x         4.29x         3.64x         3.80x


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

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


MERGERS AND ACQUISITIONS

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

         On March 27, 1998, Spectrum acquired all of the outstanding shares of First Savings & Loan Association of South Dakota, Inc., Aberdeen, South Dakota. First Savings was merged into F&M Bank, a subsidiary bank of Spectrum. Assets of $16,999,000, loans, net of unearned fees of $14,016,000 and deposits of $14,085,000 were acquired in connection with the merger.

         On January 14, 2000, Spectrum chartered Citizens Bank, Carlisle, Iowa, which purchased certain assets and assumed certain deposits of the failed Hartford-Carlisle Savings Bank. In addition to the main office in Carlisle, the bank has facilities in Hartford and Runnells, Iowa. On December 26, 2000, the bank moved its main office from Carlisle to Clive, Iowa, a suburb of Des Moines, and retained all of its existing banking facilities. Liquid assets of $4,800,000; loans, net of unearned fees, of $34,539,000, and deposits of $70,465,000 were acquired in connection with the purchase and assumption. Spectrum owns 95.24% of the stock of this bank. The newly chartered state bank was capitalized with $10.5 million in capital; the purchase included a $5.5 million premium paid to the FDIC. The acquisition was accounted for in a manner similar to a purchase and the deposit premium was allocated to goodwill. A major reason for this acquisition was the proximity of this bank's offices to the Des Moines market, and the ability to branch.

         On July 13, 2000, Spectrum's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB (Commercial)
-------------------------------------------------------------------------------
     fixed charges and dividends on Spectrum's series 1 and 2 preferred stock. Fixed charges consist of interest on borrowings, amortization of debt expense, and implicit interest on leases.

located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

         As of August 7, 2000, Spectrum acquired all of the outstanding shares of Hamburg Financial, Inc. (HFI), an unaffiliated holding company which owned two banks in southwestern Iowa. Spectrum paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $56,196,000 and loans of $48,989,000 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into Spectrum. HFI's bank subsidiaries were merged into Spectrum's subsidiary bank, Citizens Bank, Mt. Ayr.

         On August 7, 2000, Spectrum acquired all of the outstanding shares of Citizens Corporation (Citizens), an affiliated one-bank holding company which owned Citizens Bank, Chariton, Iowa. Spectrum exchanged 7,584 newly issued shares of common stock for all 4,628 outstanding shares of Citizens, and assumed a $1,200,000, 10.00% capital note payable. Citizens Bank, Chariton, Iowa was merged into Spectrum's subsidiary, Citizens Bank, Mt. Ayr. Deposits of $60,382,514 and loans of $52,472,988 were acquired. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements (in thousands) are summarized below.

                                                    Years Ended June 30
                                                    -------------------
                                                      2000      1999
                                                      ----      ----
Interest income:
 Spectrum Bancorporation, Inc. and Subsidiaries...  $55,572   $46,273
 Citizens Corporation and Subsidiary .............    5,791     5,436
                                                    -------   -------
    Combined .....................................  $61,363   $51,709
                                                    =======   =======

Net income:
 Spectrum Bancorporation, Inc. and
  Subsidiaries....................................  $ 7,586   $ 6,845
 Citizens Corporation and Subsidiary(1) ..........    1,558     1,348
                                                    -------   -------
    Combined .....................................  $ 9,144   $ 8,193
                                                    =======   =======

         On March 23, 2001, Spectrum acquired Great Western Securities (GWS) for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, non-cumulative perpetual preferred stock. The common stock was issued to existing shareholders in Spectrum for their 50% interest in GWS. The remaining portion was purchased from an unrelated party. The acquisition has been accounted for as a purchase and results of operation of GWS since the date of acquisition are included in the consolidated financial statements. Deposits of $507,207,856 and loans of $511,415,557 were acquired. The net assets previously attributed to the ownership of Spectrum's shareholders were recorded at predecessor cost, due to the shareholders' continuing interests. The remaining net assets were recorded at fair value. As a result of the merger, a core deposit intangible of $6,775,000 has been recognized and is being amortized over 5 years by an accelerated method. In addition,
----------------
(1) Citizens Corporation was an "S" corporation prior to the merger.

the intangible cost in excess of net assets acquired, other than purchased mortgage servicing rights, has been allocated to goodwill.

         Unaudited pro forma consolidated results of operations as though GWS had been acquired as of July 1, 1999 (in thousands except share data) are summarized below.

                                           For the Year       For the Year
                                               Ended             Ended
                                           June 30, 2001     June 30, 2000
                                           -------------     -------------
  Total interest income                         $130,785          $107,049
  Net interest income                             66,243            48,690
  Net income                                      10,156            14,009
  Basic earnings per common share                  72.68            103.34
  Weighted average shares outstanding            125,354           125,459

         The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.

         As of March 31, 2001, F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000.
The acquisition has been accounted for as a purchase and results of operations of Founders Trust National Bank after the date of acquisition are included in the consolidated financial statements.

RESULTS OF OPERATION

GENERAL

         Net income for the year ended June 30, 2001 was $9,418,000, compared to net income of $9,144,000 for the year ended June 30, 2000 and net income of $8,193,000 for the year ended June 30, 1999. The increase in net income for all periods reflected greater volumes of loans and deposits due to recent acquisitions and Spectrum's internal growth.

         Spectrum's return on average assets was 0.82% for the year ended June 30, 2001 compared to 1.19% for the year ended June 30, 2000. This decrease is primarily attributable to the recent acquisitions, as discussed above in the mergers and acquisitions section. Spectrum's return on average stockholders' equity was 14.53% for the year ended June 30, 2001 compared to 19.67% for the year ended June 30, 2000.

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


                                                                  Year Ended June 30,
                                                                  -------------------
                                           2001                                 2000                                1999
                                           ----                                 ----                                ----
                                        Interest                              Interest                           Interest
                             Average     Income/      Yield/      Average     Income/     Yield/     Average     Income/    Yield/
                             Balance     Expense       Rate       Balance     Expense      Rate      Balance     Expense     Rate
                             -------     -------       ----       -------     -------      ----      -------     -------     ----
                                                                          (dollars in thousands)
Interest-earning  assets:

  Loans, net of un-
    earned fees(1)(2)...      $844,280    $77,622       9.19%     $567,658     $51,509     9.07%     $479,533     $43,262     9.02%
Investment
 securities:
    Taxable.............      $155,832    $10,416       6.68%      106,127       7,221      6.80       97,274       6,228      6.40
    Tax exempt (tax
      equivalent).......       $21,310     $1,530       7.18%       17,710       1,309      7.39       14,722       1,186      8.06
 Federal funds sold and
      other.............       $44,796     $2,621       5.85%       28,149       1,769      6.28       21,012       1,436      6.83
                            ----------    -------                 --------     -------               --------     -------

    Total interest-
      earning assets....    $1,066,218    $92,189        8.65%    $719,644     $61,808     8.59%     $612,541     $52,112    8.51%
                            ==========    =======                 ========     =======               ========     =======
Interest-bearing
  liabilities:

 Demand, savings
   and money market
   deposits...........        $290,984     $8,520       2.93%     $190,591      $5,789     3.04%     $164,610      $4,372     2.66%
 Time deposits........        $558,319    $33,785       6.05%      379,947      20,027      5.27      321,471      17,632      5.48
                            ----------    -------                 --------     -------               --------     -------
 Total interest-
   bearing deposits...        $849,303    $42,305       4.98%      570,538      25,816      4.52      486,081      22,004      4.53
Federal Home Loan Bank
  borrowings,
  federal funds
  purchased and
  securities  sold under
  agreements to repurchase    $ 86,784    $ 4,801       5.53%       59,965       3,657      6.10       47,306       2,639      5.58
--------------------
(1)  The data includes the accounts of Founders Trust National Bank from March
     31, 2001, the date of its acquisition, those of Great Western Bank from
     March 23, 2001, the date of its acquisition, Citizens Bank, Clive from
     January 14, 2000, the date of its acquisition, and those of Iowa State Bank and United National Bank of Iowa from August 1, 2000, the effective date of acquisition of Hamburg Financial, Inc. The completed acquisitions were accounted for under the purchase method of accounting.
(2)  Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest
     Income/Expense columns. Interest income on loans includes fees on loans, which are not material in amount.





Notes payable.........         $21,474     $1,909       8.89%        3,158         231      7.31       12,367         905     7.32
Company obligated
  mandatorily redeemable
  preferred securities         $28,456     $2,810       9.88%       18,110       1,811     10.00            0           0        0
                              --------    -------                 --------     -------               --------     -------     ----

   Total interest-bearing
      liabilities.....        $986,017    $51,825        5.26%    $651,771     $31,515     4.84%     $545,754     $25,548     4.68%
                              ========    =======                 ========     =======               ========     =======

Net interest income..                     $40,364                              $30,293                            $26,564
                                          =======                              =======                            =======
Interest rate spread(3)                                  3.39%                             3.75%                              3.83%
Net interest margin(4)                                   3.79%                             4.21%                              4.34%
Ratio of average
  interest-bearing
  liabilities to average
  interest-earning assets        92.48%                              90.57%                             89.10%

------------
(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin is equal to net interest income divided by average interest-earning assets (on a tax equivalent basis).

          Net interest income, on a tax-equivalent basis, was $40,364,000 for the year ended June 30, 2001, an increase of $10,071,000 from $30,293,000 in 2000. This increase resulted primarily from an increase of $346,574,000 in average interest-earning assets to $1,066,218,000 for the year ended June 30, 2001, from $719,644,000 in 2000. The majority of the asset growth was due to growth in the loans and securities portfolios, both from acquisitions and internal growth. Average loans increased $276,622,000 to $844,280,000 for the year ended June 30, 2001, from $567,658,000 in 2000.

          Interest expense increased $20,310,000 to $51,825,000 for the year ended June 30, 2001, from $31,515,000 in 2000. The cost of interest-bearing liabilities for the year ended June 30, 2001, was 5.26% compared to 4.84% in 2000. When combined with noninterest-bearing deposits, the cost of funds was 4.79% for the year ended June 30, 2001, compared to 4.41% in 2000. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $86,784,000 in 2001, an increase of $26,819,000 from $59,965,000 in 2000.
This source as well as an increase in notes payable and Company obligated mandatorily redeemable preferred securities were used to supplement core deposits in funding the loan growth.

          As a result of these factors, net interest margin, on a tax-equivalent basis, decreased to 3.79% for the year ended June 30, 2001, compared to 4.21% for the year ended June 30, 2000.

          Net interest income, on a tax-equivalent basis was $30,293,000 for the year ended June 30, 2000, an increase of $3,729,000 from $26,564,000 in 1999.
This increase resulted primarily from an increase of $107,103,000 in average interest-earning assets to $719,644,000 for the year ended June 30, 2000, from $612,541,000 in 1999. The majority of the asset growth was due to growth in the loan and securities portfolios, both from internal growth and acquisitions. Average loans increased $88,125,000 to $567,658,000 for the year ended June 30, 2000 from $479,533,000 in 1999.

          Interest expense increased $5,967,000 to $31,515,000 for the year ended June 30, 2000, from $25,548,000 in 1999. The cost of interest-bearing liabilities for the year ended June 30, 2000, was 4.84% compared to 4.68% in 1999. When combined with non-interest-bearing deposits, the cost of funds was 4.41% for the year ended June 30, 2000, compared to 4.25% for 1999. The average balances of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $59,965,000 in 2000, an increase of $12,659,000 from $47,306,000 in 1999.
This source as well as an increase in preferred securities were used to supplement core deposits in funding the loan growth and reduce notes payable.

          As a result of these factors, net interest margin, on a tax equivalent basis, decreased to 4.21% for the year ended June 30, 2000 compared to 4.34% for the year ended June 30, 1999.

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


                                       2001 vs. 2000                      2000 vs. 1999                   1999 vs. 1998
                                       --------------                     -------------                   -------------

                                 Increase (Decrease) Due to        Increase (Decrease) Due to       Increase (Decrease) Due to
                                        Changes In:                        Changes In:                     Changes In:
                                        ------------                       ------------                    -----------

                               Volume         Rate      Total      Volume      Rate     Total       Volume      Rate       Total
                               ------      -------      -----      ------     -----     -----       ------    -------     -------
                                                                             (dollars in thousands)
Interest-earning assets:
Loans, net of
  unearned fees...........     $25,423        $690      $26,113     $7,995     $252     $8,247      $4,636     $(997)      $3,639
Investment securities:
 Taxable.................        3,324        (129)       3,195        589      404        993         887        102         989
Tax exempt (tax
  equivalent)............          259         (38)         221        228    (105)        123       (135)        (3)       (138)
Federal funds sold.......          982        (130)         852        456    (123)        333          69         14          83
                               -------     --------     -------     ------    -----     ------      ------    -------     -------
   Total interest income..      29,988         393       30,381      9,268      428      9,696       5,457      (884)       4,573
                               -------     --------     -------     ------    -----     ------      ------    -------     -------

Interest-bearing
  liabilities:
Demand, savings and
  money market deposits          2,947        (216)       2,731        743      674      1,417         672      (389)         283
Time deposits............       10,460        3,298      13,758      3,093    (698)      2,395       1,734      (592)       1,142
                               -------     --------     -------     ------    -----     ------      ------    -------     -------
Total interest-bearing
  deposit expense........       13,407        3,082      16,489      3,836     (24)      3,812       2,406      (981)       1,425
Federal Home Loan
  Bank borrowings,
  federal funds
  purchased and
  securities sold under
  agreements to
  repurchase.............        1,510        (366)       1,144        755      263      1,018          57      (113)        (56)
Notes payable............        1,618           60       1,678       (673)     (1)       (674)        (24)      (70)        (94)






Company obligated
  mandatorily redeemable
  preferred securities...        1,022         (23)         999      1,811        0      1,811           0          0           0
                               -------     --------     -------     ------    -----     ------      ------    -------           -
Total interest expense...       17,557        2,753      20,310      5,729      238      5,967       2,439    (1,164)       1,275
                               -------     --------     -------     ------    -----     ------      ------    -------      ------
Increase (decrease) in
  net interest income....      $12,430     $(2,360)     $10,071     $3,539     $190     $3,729      $3,018    $   280      $3,298
                               =======     ========     =======     ======    =====     ======      ======    =======      ======

PROVISION FOR LOAN LOSSES

          The amount of the provision for loan losses is based on a quarterly or a more frequent evaluation of the loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; expectations of current economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. In addition, the chief credit officer of Spectrum, assisted by personnel of affiliated banks and an unaffiliated company performs loan review services on a periodic basis.

          The provision for loan losses for the year ended June 30, 2001, was $2,618,000 compared to $2,036,000 for the year ended June 30, 2000. This represents an increase of $582,000, or 28.59%. This increase was primarily due to increases in nonperforming loans and net loans charged off. See " Nonperforming Loans" and " Allowance for Loan Losses". The provision for loan losses for the year ended June 30, 2000 increased $473,000 when compared to $1,563,000 for the previous year.

OTHER INCOME

          The following table presents Spectrum's other income for the indicated periods.


                                                             Year Ended June 30,
                                                             -------------------
                                                       2001          2000          1999
                                                    -------       -------       -------
                                                             (dollars in thousands)
Service charges and other fees.........              $6,297       $ 4,259       $ 3,344
Net gains from sale of loans...........               1,152           628         1,120
Gain (loss) on securities, net.........                 133           (13)           27
Loan servicing fees....................                 240             0             0
Other income...........................               3,645         2,359         2,171
                                                    -------       -------       -------
             Total other income........             $11,467       $ 7,233       $ 6,662
                                                    =======       =======       =======

          During the year ended June 30, 2001, total other income increased to $11,467,000 from $7,233,000 for the year ended June 30, 2000, due primarily to increased service charges and other fees. Net gains from the sale of loans arise when the subsidiary banks originate loans and sell them in the secondary market with servicing released. For this they receive fees that are realized immediately into income. Total other income for the year ended June 30, 2000, increased to $7,233,000 compared to $6,662,000, an increase of $571,000 due primarily to increased income from service charges and other fees.

OTHER EXPENSES

     The following table presents Spectrum's other expenses for the indicated periods.

                                                           Year Ended June 30,
                                                           -------------------
                                                     2001               2000          1999
                                                 --------           --------     ---------
                                                          (dollars in thousands)
Salaries and employee benefits.........          $ 17,569           $ 10,938     $ 10,011
Occupancy expense, net.................             2,268              1,249        1,062
Amortization of mortgage
   servicing rights acquired...........               304                  0            0
Data processing........................             2,115              1,719        1,537
Amortization of cost in excess of net
   assets acquired.....................             1,095                416          142
Amortization of core deposit intangible               593                  8            0
Other expenses.........................             9,887              6,727        5,869
                                                 --------          ---------    ---------
    Total other expense................          $ 33,831           $ 21,057     $ 18,621
                                                 ========          =========    =========

     Other expenses increased $12,774,000 or 60.66%, to $33,831,000 during the year ended June 30, 2001, from $21,057,000 for the year ended June 30, 2000. This increase is primarily a result of the acquisition of Great Western Securities and its subsidiary, Great Western Bank. Other expenses increased $2,436,000 or 13.08%, to $21,057,000 in 2000 from $18,621,000 in 1999, primarily due to bank acquisitions during fiscal year 2000.

     Salaries and employee benefits rose $6,631,000 or 60.62%, to $17,569,000 for the year ended June 30, 2001, from $10,938,000 for the corresponding period of 2000. Salaries and benefits rose $927,000, or 9.26%, to $10,938,000 in 2000 from $10,011,000 in 1999. The increases in salaries were due to Spectrum's continuing growth and acquisitions throughout the periods.

     Net occupancy expense increased $1,019,000, or 81.59%, to $2,268,000 for the year ended June 30, 2001, from $1,249,000 for the year ended June 30, 2000. Net occupancy costs increased primarily due to the acquisition of Great Western Bank which has 14 facilities located in Nebraska. Net occupancy expense increased $187,000, or 17.61%, to $1,249,000 in 2000 from $1,062,000 in 1999.
Net occupancy costs increased primarily due to costs associated with the construction of a new facility in Leon, Iowa, conversion of a historic post office to a banking facility in Spearfish, South Dakota, a significant addition to facilities in Rapid City, South Dakota, and the addition of facilities in Carlisle, Hartford, and Runnells, Iowa due to the acquisition of Citizens Bank, Carlisle (now Clive).

     Amortization of mortgage servicing rights acquired was $304,000 for the year ended June 30, 2001 compared to having no mortgage servicing rights amortization cost for the years ended June 30, 2000 and June 30, 1999. This was due to the acquisition of Great Western Bank in the year ended June 30, 2001. Great Western Bank is currently the only Spectrum bank that services mortgage loans pursuant to purchased mortgage servicing rights.

     Data processing costs increased $396,000, or 23.04% to $2,115,000 for the year ended June 30, 2001, from $1,719,000 during the year ended June 30, 2000. Data processing expense increased $182,000, or 11.84%, to $1,719,000 in 2000 from $1,537,000 in 1999. The increase was primarily due to internal growth and acquisitions.

     Amortization of cost in excess of net assets acquired increased $679,000 or 163.22% to $1,095,000 for the year ended June 30, 2001, from $416,000 for the year ended June 30, 2000. This increase was due to the acquisition of Great Western Bank in the third quarter of the year ended June 30, 2001. Amortization of cost in excess of net assets acquired increased $274,000, or 192.96% to $416,000 for the year ended June 30, 2000, from $142,000 for the year ended June 30, 1999. This increase was primarily due to the acquisition of Citizens Bank, Carlisle (now Clive), in the second quarter of year ended June 30, 2000.

     Amortization of core deposit intangible was $593,000 for year ended June 30, 2001 compared to $8,000 for the year ended June 30, 2000 and no core deposit amortization cost for the year ended June 30, 1999. This was due to the acquisition of Great Western Bank in the third quarter of the year ended June 30, 2001.

     Other operating expenses include, among many other items, equipment expense, postage, due from bank account charges, armored car and courier fees, travel and entertainment, advertising, regulatory examination fees, directors' fees, dues and subscriptions, and FDIC insurance premiums. These expenses increased $3,160,000, or 46.97%, to $9,887,000 for the year ended June 30, 2001, from $6,727,000 for the year ended June 30, 2000. These expenses increased $858,000, or 14.62%, to $6,727,000 during 2000 from $5,869,000 during 1999. Other operating expenses increased for the year ended June 30, 2001 due to Spectrum's growth and acquisitions.

FEDERAL INCOME TAX

     Spectrum's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $482,000 to $4,922,000 for the year ended June 30, 2001, from $4,440,000 for the year ended June 30, 2000, reflecting the increase of income before taxes for the period. Spectrum's recorded income tax expenses increased $351,000 in 2000 from $4,089,000 in 1999.

RECENT ACCOUNTING PRONOUNCEMENT

     In July, 2001, the Financial Accounting Standards Board (FASB) issued two statements--Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company's accounting for its reported goodwill.

Statement 141:
     o Eliminates the pooling method for accounting for business combinations.
     o Requires that intangible assets that meet certain criteria be reported separately from goodwill.
     o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
     o Eliminates that amortization of goodwill and other intangibles that are determined to have an indefinite life.
     o Requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life.
     o Requires that carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.

Upon adoption of these Statements, the Company is required to:
     o Evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and to make any necessary reclassifications in order to conform to the new criteria.

     o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly,

     The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of its 2003 fiscal year, although the Company currently intends to early implement in the first quarter of its 2002 fiscal year. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements, however, the impact of adopting FASB Statement No. 142 will be to eliminate the amortization of goodwill and other intangibles that are determined to have an indefinite life and subject goodwill and other intangibles to annual impairment tests. For the year ended June 30, 2001, goodwill amortization expense was approximately $1,100,000.

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans, net of unearned fees, increased $668,292,000, or 105.28%, to $1,303,049,000 at June 30, 2001, from $634,757,000 at June 30, 2000. The increase was primarily due to the acquisition of Great Western Bank. Total loans, net of unearned fees, increased $111,957,000, or 21.41 %, at June 30, 2000, from $522,800,000 at June 30, 1999 due primary to internal growth and the acquisition of Citizens Bank, Carlisle (now Clive).

     Spectrum's subsidiary banks primarily make installment loans to individuals and commercial loans to small to medium-sized businesses and professionals. The subsidiary banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. See "Business-Loans." Typically, the subsidiary banks' commercial loans have floating rates of interest, are for varying terms, (generally not exceeding five years), are personally guaranteed by the borrower and are collateralized by accounts receivable, inventory or other business assets.

     The following tables present Spectrum's loan balances at the dates indicated categorized by loan type:

                                              June 30, 2001                  June 30, 2000                  June 30, 1999
                                              -------------                  -------------                  -------------
                                                                         (dollars in thousands)
Loans to
   individuals.................      $215,071              16.75%          $106,499         17.00%        $ 86,243      16.71%
Real estate loans..............       172,786               13.46           135,033          21.55         107,944       20.92
Commercial and
   agricultural................       912,611               71.07           388,615          62.03         326,515       63.28
Other loans....................         3,242                0.25             4,910           0.78           2,563        0.50
                                  -----------             -------         ---------       --------       ---------    --------
Total face amount of loans.....     1,303,710              101.53           635,057         101.36         523,265      101.41
Unearned loan
   fees........................         (661)              (0.05)             (300)         (0.05)           (465)      (0.09)
                                  -----------             -------         ---------       --------       ---------    --------
Loans..........................     1,303,049             101.48%           634,757        101.31%         522,800     101.32%
Less allowance for loan
  losses.......................      (18,955)              (1.48)           (8,197)         (1.31)         (6,838)      (1.32)
                                  -----------             -------         ---------       --------       ---------    --------
Net Loans......................    $1,284,094             100.00%          $626,560        100.00%        $515,962     100.00%
                                  ===========             =======         =========       ========       =========    ========

                                                 June 30, 1998                      June 30, 1997
                                                 -------------                      -------------
                                                         (dollars in thousands)
Loans to
   individuals.................              $  68,529        15.21%          $ 64,442         16.07%
Real estate loans..............                147,324         32.69           161,286          40.21
Commercial and
  agricultural.................                229,114         50.84           171,620          42.79
Other loans....................                 12,358          2.74            10,334           2.57
                                            ----------      --------        ----------       --------
Total face amount of loans.....                457,325        101.48           407,682         101.64
Unearned loan
   fees........................                  (414)        (0.09)             (272)         (0.07)
                                            ----------      --------        ----------       --------
Loans..........................                456,911       101.39%           407,410        101.57%
Less allowance for loan
  losses.......................                (6,276)        (1.39)           (6,300)         (1.57)
                                            ----------      --------        ----------       --------
  Net loans....................              $ 450,635       100.00%         $ 401,110        100.00%
                                            ==========      ========        ==========       ========

     Spectrum's primary category of loans, commercial and agricultural loans, constituting over two-thirds of loans as of June 30, 2001, trended upward as indicated at the stated dates. At June 30, 2001, agricultural loans totaled $126,194,000. Of this amount, $52,609,000 comprised loans primarily secured by agricultural real estate, and $73,585,000 comprised loans primarily secured by agricultural operating assets. At June 30, 2000, agricultural loans totaled $91,121,000. Of this amount, $34,528,000 comprised loans primarily secured by agricultural real estate, and $56,593,000 comprised loans primarily secured by agricultural operating assets. Commercial and agricultural loans were $912,611,000 as of June 30, 2001, an increase of $523,996,000 over the
$388,615,000 balance as of June 30, 2000.

     Loans as of June 30, 2000 increased by $110,598,000 compared to June 30, 1999, primarily due to greater amounts of commercial loans.

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, or loans secured by similar collateral, that would cause them to be similarly impacted by economic or other conditions. Spectrum had loans secured by real estate amounting to $686,818,000 at June 30, 2001. Other than loans secured by real estate and the loan categories set forth in the above table, Spectrum had no concentrations of loans at June 30, 2001. Spectrum had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2001.

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

     Although the risk of non-payment exists for a variety of reasons relating to all loans, other more specific risks are associated with each type of loan. Risks associated with real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate held as collateral. Several risks are present in construction loans, including economic conditions in the building industry, fluctuating land values, failure of the contractor to complete work and the borrower's inability to repay. Risks associated with commercial and agricultural loans are the quality of the borrower's management and the impact of local economic factors as well as prices received for products and services. Loans to individuals face the risk of a borrower's unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower. Management believes that risk levels associated with the various types of loans are dependent upon the existence of the risks at any particular time, for example, economic conditions in the building industry.

LOAN MATURITIES

     The following tables present, at June 30, 2001, and June 30, 2000, loans, net of unearned fees, by maturity in each major category of Spectrum's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated by Spectrum in the same manner as new credit applications. If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Spectrum's lending personnel.

                                                                                At June 30, 2001
                                               ------------------------------------------------------------------------------
                                                                    Over One Year
                                                                 Through Five Years         Over Five Years
                                                              ------------------------    --------------------
                                                One Year                      Floating                Floating
                                                 or Less      Fixed Rate          Rate    Fixed Rate      Rate          Total
                                               ---------      ----------     ---------    ----------  --------     ----------
                                                                        (dollars in thousands)
Loans to individuals......................      $ 39,316        $152,928      $    909     $15,461      $4,402     $  213,016
Real estate loans.........................        48,913          57,184        35,835      26,697       3,859        172,488
Commercial and
   agricultural...........................       461,403         267,935       154,015      30,485         619        914,457
Other loans...............................         1,894           1,194             0           0           0          3,088
                                               ---------      ----------     ---------    --------     -------    -----------
         Total loans......................      $551,526        $479,241      $190,759     $72,643      $8,880     $1,303,049
                                               =========      ==========     =========    ========     =======    ===========


                                                                                At June 30, 2000
                                             -------------------------------------------------------------------------------
                                                                  Over One Year
                                                               Through Five Years             Over Five Years
                                                            ------------------------       ---------------------
                                                One Year                    Floating                    Floating
                                                 or Less    Fixed Rate          Rate     Fixed Rate         Rate        Total
                                               ---------    ----------     ---------     ----------     --------    ---------
                                                                        (dollars in thousands)
Loans to individuals......................      $ 11,752      $ 74,950      $  3,783        $11,591      $ 4,423     $106,449
Real estate loans.........................        31,063        42,930        30,554         23,000        7,486      135,033
Commercial and
   agricultural...........................       188,230       101,729        76,807         20,757          792      388,315
Other loans...............................           514         3,924            25            447            0        4,910
                                               ---------    ----------     ---------       --------     --------    ---------
         Total loans......................      $231,559      $223,533      $111,169        $55,795      $12,701     $634,757
                                               =========    ==========     =========       ========     ========    =========

LOAN REVIEW PROCESS

     Spectrum's subsidiary banks follow both internal and external loan review programs to evaluate the credit risk in their loan portfolios and assess the adequacy of the allowance for loan losses.

          Internally, each bank maintains a classified loan list that, along with the list of non-performing loans discussed below, helps Spectrum management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. The classification categories of substandard, doubtful and loss correspond with those of state and FDIC examiners. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize repayment. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk of loss or would require a partial write-off in liquidation. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off.

          In addition to the internally classified loans, each subsidiary bank has a "watch list" of loans that further assists monitoring of its loan portfolios. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan's ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with those of a satisfactory credit. Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the watch list at June 30, 2001 were current and paying in accordance with loan terms.

          Spectrum's external loan review process consists of an intensive on-site review of more than 50% of dollar value of loans at each subsidiary bank (other than Great Western Bank) during twelve to twenty-four month periods, depending on conditions. Reviews are performed by a regional consulting firm, which is affiliated with Spectrum's external auditor, and by loan officers of Spectrum's subsidiary banks for all the banks except Citizens Bank, Clive and Citizens Bank, Princeton. The chief credit officer and loan officers of subsidiaries banks perform the Clive and Princeton reviews. Spectrum's chief credit officer is responsible for determining the frequency and scope of external loan reviews and evaluating the results of those reviews. The report of the consulting firm is presented to each bank's management and board of directors for review. The external review is used to supplement and provide a check on the internal review conducted by subsidiary bank management

          Great Western Bank is the only bank that has an internal loan review staff. 50% of the dollar values of Great Western Bank's loans are reviewed in a 24-month cycle. The chief credit officer of Spectrum supplements Great Western Bank's internal review staff.

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

          Nonperforming loans are fully or substantially collateralized by assets. In general, the excess of loan balances over collateral values allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any.

          The following table lists nonaccrual, over 90 days past due and restructured loans, other real estate and other repossessed assets at June 30, 2001, and for each of the prior four years.


                                                                               At June 30,
                                                  ----------------------------------------------------------------
                                                     2001           2000          1999          1998          1997
                                                  -------        -------        ------        ------        ------
Nonaccrual loans.....................             $ 4,703        $ 1,920        $1,503        $2,603        $2,533
Accruing loans past due over
  90 days............................               1,772          2,370         1,082         1,609           720
Restructured loans...................              13,510          5,164         5,153         4,186         4,428
                                                  -------        -------        ------        ------        ------
Total non-performing loans...........              19,985          9,454         7,738         8,398         7,681
Other real estate and other
   repossessed assets................              1,179             113           116           102           126
                                                  -------        -------        ------        ------        ------

Total non-performing assets..........             $21,164         $9,567        $7,854        $8,500        $7,807
                                                  =======        =======        ======        ======        ======

Ratio of total nonperforming loans to
  total loans.................                      1.53%          1.49%         1.48%         1.84%         1.89%

Ratio of total nonperforming assets to
  total loans plus other real estate
  and other repossessed assets.......                1.62           1.51          1.50          1.86          1.92

Ratio of nonperforming
  assets to total assets.............                1.19           1.12          1.15          1.38          1.42

          Restructured loans were $13,510,000, $5,164,000 and $5,153,000 at June
30, 2001, 2000, and 1999. This increase in fiscal 2001 is primarily due to acquisitions. Included in the category is $7,124,000 of loans for which an increased provision was taken in 1996. These loans were primarily serviced by a single servicer that declared bankruptcy in 1996. A settlement was reached with the bankruptcy trustee that resulted in a partial charge-off of amounts owing to Spectrum's subsidiary banks, with the remaining balances carried at a below-market rate of interest for an eight-year period. These loans begin a two-year principal amortization in 2002 and are scheduled to be completely repaid in 2004. Payments of interest are being received monthly and have been received according to the terms of the settlement since its inception.

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

ALLOWANCE FOR LOAN LOSSES

          Implicit in Spectrum's lending activities is the fact that loan losses will be incurred and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with Spectrum's loan portfolio, provisions are made to the allowance for loan losses. The allowance is created by direct charges of the provision against income and the allowance is available to absorb realized loan losses.

          The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. Spectrum's allowance was $18,955,000 or 1.45% of loans, net of unearned fees, at June 30, 2001 compared to $8,197,000 or 1.29% of loans, net of unearned fees, at June 30, 2000. The increase was primarily due to acquisitions. Management performs regular monthly assessments of these estimated losses by utilizing a methodology that relies on several key elements.

          Larger-balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of the collateral. The allowance on these loans is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors include management's assessment of current economic conditions and the potential impact on various industries, and the financial conditions of the borrowers.

          Net loans charged off for the year ended June 30, 2001 were $2,296,000 compared with $540,000 in 2000. The increase is primarily due to the acquisition of Hamburg Financial, Inc. whose loans were deemed by management to carry more risk than the remainder of Spectrums' loans.

          Specific allowances are maintained for larger-balance, non-homogeneous loans that have been individually determined to be impaired as prescribed by State of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Impairment is measured on a loan-by-loan basis for these loans by either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the method predominantly used, which is the fair value of the collateral.

          Each portfolio of smaller balance, homogeneous loans, including individual installment, consumer and residential loans, is collectively evaluated for impairment. The allowance for loan losses attributed to these loans is established from an estimate of probable losses inherent in the portfolio. Loss factors are applied to outstanding loans based upon historical credit losses, trends in volumes and terms of loans, and consideration of economic, geographical, product and other factors.

          The allowance for loan losses is based upon estimates, and the amount actually observed for these losses can vary significantly from the estimated amounts. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly or more frequent basis, adjustments are made to specific and inherent loss estimates based upon the most recent information available.

          The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 2001, and for each of the prior four years.


                                                                              At June 30,
                                                                              -----------
                                                   2001             2000             1999            1998              1997
                                             ----------         --------         --------        --------          --------
                                                                       (dollars in thousands)
Average loans
  outstanding(1) ....................          $844,280         $567,658         $479,533        $428,454          $370,783
                                             ==========         ========         ========        ========          ========
Total loans at end of period(1)......        $1,303,049         $634,757         $522,800        $456,911          $407,410
                                             ==========         ========         ========        ========          ========
Allowance at beginning of period.....            $8,197           $6,701(2)        $6,276          $6,699(2)         $5,659
Loans charged off:
  Loans to individuals...............               828              399              216             501               210
  Real estate loans..................               402               68               57              31                23
  Commercial and agricultural........               899              217              855           1,305               736
  Other loans........................               498              198              106             431               425
                                             ----------         --------         --------        --------          --------
  Total charge-offs..................             2,627              882            1,234           2,268             1,394
                                             ----------         --------         --------        --------          --------

Recoveries of loans previously charged off:
  Loans to individuals...............               223              110               89              61                58
  Real estate loans..................                12               46                9               2                 2
  Commercial and
  agricultural ......................                72              115              133             218               354
  Other loans........................                24               71                2               1                 2
                                             ----------         --------         --------        --------          --------
  Total recoveries...................               331              342              233             282               416
                                             ----------         --------         --------        --------          --------

  Net loans charged off..............             2,296              540            1,001           1,986               978
  Provision for loan losses..........             2,618            2,036            1,563           1,434             1,619
  Business acquisition(3)............            10,436                0                0             129                 0
                                             ----------         --------         --------        --------          --------
  Allowance at end of period.........          $ 18,955           $8,197           $6,838(2)       $6,276            $6,300(2)
                                             ==========         ========         ========        ========          ========

----------------------
(1)  Net of unearned fees.

(2) Restated balance at end of 1999 does not equal the 2000 beginning and restated balance at the end of 1997 does not equal the 1998 beginning balance due to a change in reporting periods.

(3) The allowance for loan losses includes the allowance related to Iowa State Bank, Hamburg, Iowa and United National Bank, Sidney, Iowa (collectively) for their merger into Citizens Bank, Mt. Ayr, Iowa of $2,153,000 the allowance related to Founders Trust National Bank, Sioux Falls, South Dakota for its merger into F&M Bank of $304,000, and allowance related to acquisition of Great Western Bank, Omaha, Nebraska of $7,979,000. See "Nonperforming Loans."


Net  loan   charge-offs  to  average
   loans.............................             0.27%            0.10%            0.21%           0.46%             0.26%
Allowance  to total  loans at end of
   period............................             1.45%            1.29%            1.31%           1.37%             1.55%

          Credit and loan decisions are made by management and the board of directors of the subsidiary banks in conformity with loan policies established by their boards of directors. The subsidiary banks' practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectable due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. Spectrum charged off $2,627,000 during the year ended June 30, 2001. Recoveries during the same period were $331,000. The increase in charged off loans increased primarily due to the acquisition of Hamburg Financial, Inc. as discussed earlier in this section "Allowance For Loan Losses".

          The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2001, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.


                                            At June 30, 2001             At June 30, 2000             At June 30, 1999
                                            ----------------             ----------------             ----------------

                                                      Percent of                   Percent of                   Percent of
                                                        Loans by                     Loans by                     Loans by
                                        Amount of       Category      Amount of      Category      Amount of      Category
                                        Allowance       to Loans      Allowance      to Loans      Allowance      to Loans
                                        ---------     ----------      ---------    ----------      ---------    ----------
                                                                           (dollars in thousands)
Loans to individuals...............        $4,023         16.77%        $1,383         16.77%           $877        16.48%
Real estate loans..................         1,719          21.26         1,288          21.26            980         20.63
Commercial and agricultural........        13,034          61.19         5,266          61.20          4,876         62.40
Other loans........................           179           0.77           260           0.77            105          0.49
                                        ---------     ----------      --------     ----------      ---------    ----------
Total allowance for loan losses....      $ 18,955        100.00%        $8,197        100.00%         $6,838       100.00%
                                        =========     ==========      ========     ==========      =========    ==========


                                            At June 30, 1998            At June 30, 1997
                                            ----------------            ----------------
                                                      Percent of                   Percent of
                                                        Loans by                     Loans by
                                        Amount of       Category      Amount of      Category
                                        Allowance       to Loans      Allowance      to Loans
                                        ---------     ----------      ---------    ----------
                                                          (dollars in thousands)
Loans to individuals...............          $644         14.98%           $695        15.81%
Real estate loans..................           939          32.21            868         39.56
Commercial and agricultural........         4,087          50.11          4,120         42.10
Other loans........................           606           2.70            617          2.53
                                        ---------     ----------      ---------    ----------
  Total allowance for loan losses..        $6,276        100.00%         $6,300       100.00%
                                        =========     ==========      =========    ==========

SECURITIES

          Securities, all of which are classified as available-for-sale and carried at fair value, increased $125,940,000, or 90.56%, to $265,010,000 at June 30, 2001, from $139,070,000 at June 30, 2000. The increase was primarily due to acquisitions.

          The board of directors of each subsidiary bank reviews all securities transactions at each board meeting and the securities portfolio periodically. For obligations of U.S. Government agencies and corporation, state, county, municipal and other securities, Spectrum's investment policy allows for the purchase of securities with maturities in excess of ten years. As of June 30, 2001, 86.15% of Spectrum's securities with defined maturities mature in less than ten years.

          As of June 30, 2001, 46.21% of Spectrum's investment portfolio had defined maturities. The investment portfolio with defined maturities was concentrated in the following categories: obligations of the U.S. Treasury, U.S. government agencies, corporations and state and local political subdivisions totaled $106,625,000, or 40.24% of the portfolio and corporate debt totaled 15,845,000, or 5.97% of the portfolio. Mortgage-backed securities which do not have defined maturities, totaled $134,970,000 or 50.93% of Spectrum's investment portfolio. The remaining 2.86% of Spectrum's investment portfolio is in equity securities, which primarily are stock in the Federal Home Loan Banks of Des Moines and Topeka totaled $7,568,000 as of June 30, 2001.

          Certain of Spectrum's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2001, the face value of U.S. Government and other securities so pledged amounted to $176,077,000, or 66.44% of the total securities portfolio.

          The following table provides the maturity distribution and weighted average interest rates of Spectrum's securities portfolio at June 30, 2001. The yield has been computed by dividing the forward annualized income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, by the book value of the securities. The book value of available-for-sale securities is their fair value. All securities are classified as available-for-sale. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%. The equity securities are primarily composed of stock in the Federal Home Loan Banks of Des Moines and Topeka. The yield is set quarterly by the Federal Home Loan Bank's board of directors. For the quarter ended June

30, 2001, the yields were 5.05% and 7.10% at Federal Home Loan Banks of Des Moines and Topeka, respectively.


                                                                                     At June 30, 2001
                                                                ----------------------------------------------------------
                                                                                                   Estimated      Weighted
                                                                Principal         Amortized           Fair         Average
Type and Maturity                                                Amount              Cost             Value         Yield
-----------------                                               ---------         ---------        ---------      --------
                                                                                   (dollars in thousands)
U.S. Treasury securities:
  Within one year...................................            $  16,500         $  16,553        $  16,839         6.23%
  After one but within five years...................                9,500             9,508            9,849          6.24
                                                                ---------         ---------        ---------
    Total U.S. Treasury securities..................               26,000            26,061           26,688          6.23
                                                                ---------         ---------        ---------

Obligations of other U.S. Government
   agencies and corporations:
     Within one year................................               16,228            16,256           16,431         6.13%
     After one but within five years................               22,774            22,473           23,444          6.80
     After five but within ten years................                6,000             5,988            6,165          6.89
     After ten years................................                9,000             8,978            9,106          7.36
                                                                ---------         ---------        ---------
 Total obligations of U.S. Government
    agencies and corporations.......................               54,002            53,695           55,146          6.71
                                                                ---------         ---------        ---------

Obligations of states and political subdivisions:
     Within one year................................                2,561             2,569            2,595         8.14%
     After one but within five years................                9,219             9,222            9,420          7.14
     After five but within ten years................                7,894             7,879            7,940          7.55
     After ten years................................                4,995             4,952            4,840          7.68
                                                                ---------         ---------        ---------
Total obligations of states and
   political subdivisions...........................               24,669            24,622           24,795          7.58
                                                                ---------         ---------        ---------

Other securities:
  Within one year...................................                  432               432              433         6.00%
  After one but within five years...................               10,150            10,192           10,622          7.14
  After five but within ten years...................                1,700             1,754            1,766          7.41
  After ten years...................................                3,150             3,096            3,022          6.09
                                                                ---------         ---------        ---------
    Total other securities..........................               15,432            15,474           15,843          6.86
                                                                ---------         ---------        ---------

    Total securities with defined maturities........              120,103           119,852          122,472          6.34

      Mortgage Backed Securities....................              133,593           133,195          134,970          6.53

Equity securities...................................                5,367             7,568            7,568          4.85
                                                                ---------         ---------        ---------         -----

   Total securities.................................            $ 259,063         $ 260,615        $ 265,010         6.53%
                                                                =========         =========        =========         =====

DEPOSITS

Total deposits increased $729,555,000, or 105.50%, to $1,421,090,000 at June 30,
2001, from $691,535,000 at June 30, 2000. The increase in deposits is primarily due to internal growth and to purchases of Iowa State Bank, United National
Bank of Iowa, Commercial Federal Bank's Kellerton, Iowa office, Founders Trust National Bank and Great Western Bank which collectively had deposits of $593,292,000. The increase in total deposits of $121,564,000, or 21.33%, at
June 30, 2000, from $569,971,000 at June 30, 1999 is attributable to the purchase of Citizens Bank of Carlisle (now Clive), Iowa on January 14, 2000, which had deposits of $69,846,000, and internal growth. See "Mergers and Acquisition".

The following table presents the average amounts and the average rates paid on deposits of Spectrum for the year ended June 30, 2001, and for each of the prior two years:


                                                                    Year Ended June 30,
                                        ------------------------------------------------------------------------------
                                                 2001                       2000                         1999
                                                 ----                       ----                         ----

                                         Average      Average       Average       Average         Average       Average
                                          Amount         Rate        Amount          Rate          Amount          Rate
                                        --------      -------      --------       -------       ---------       -------
                                                                     (dollars in thousands)
Interest-bearing demand,
  savings and money
  market deposits............           $290,984        2.93%      $190,591         3.04%        $164,610        2.66%
Time deposits of less than
   $100,000..................            412,866         6.05       284,353          5.20         252,740         5.61
Time deposits of
   $100,000 or more..........            145,453         6.05        95,594          5.48          68,731         5.02
                                        --------                   --------                      --------
Total interest-bearing deposits          849,303         4.98       570,538          4.52         486,081         4.53
Noninterest-bearing
  demand deposits............             95,071         0.00        62,324          0.00          55,637         0.00
                                        --------                   --------                      --------
Total deposits...............           $944,373        4.48%      $632,862         4.08%        $541,718        4.06%
                                        ========                   ========                      ========

         The maturity distribution of time deposits of $100,000 or more at June 30, 2001 is presented below:

                                                         At June 30, 2001
                                                         ----------------
                                                      (dollars in thousands)
3 months or less.................................           $  79,340
Over 3 through 6 months..........................             102,380
Over 6 through 12 months.........................              51,811
Over 12 months...................................                   0
                                                            ---------
   Total time deposits of $100,000 or more...               $ 233,531
                                                            =========

         The subsidiary banks rely to a limited extent on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile funding source than other deposits and are more likely to affect Spectrum's future earnings because of interest rate sensitivity.

FEDERAL HOME LOAN BANK BORROWINGS

         All of the subsidiary banks are members of the Federal Home Loan Bank. Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding. At June 30, 2001, the subsidiary banks had $70,696,000 in Federal Home Loan Bank advances compared to $48,632,000 at June 30, 2000 and $28,666,000 at June 30, 1999. At June 30, 2001,
based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Spectrum was $107,563,000.

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

CAPITAL NOTES

         Capital Investors (See "Certain Relationships and Related Transactions") negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Spectrum's subordinated capital notes. The loan has the following terms, the option to either fix the rate of interest at the five-year treasury rate plus 350 basis points but not less than the lender's cost of funds plus 250 basis points at the date the loan is closed, or to select a rate of interest at LIBOR plus 215 basis points fixed at intervals ranging from 30 days to 180 days. Interest is to be payable quarterly on the loan and principal is to be payable annually in each year beginning 2007 through 2011. Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Spectrum pledged their common stock as additional collateral for Capital Investors' loan.

LINE OF CREDIT

         Spectrum has a $5,000,000 revolving line of credit from the unaffiliated bank, to be used by Spectrum as a short-term liquidity facility. Spectrum entered into a covenant with the unaffiliated lender not to pledge the stock of its subsidiary banks except to the lender as collateral for Spectrum's loans.

LIQUIDITY

SOURCES OF LIQUIDITY

         Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the subsidiary banks to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet its day-to-day needs. Cash and due from banks averaged $42,697,000 and $24,641,000 during the years ended June 30, 2001 and 2000. These amounts comprised 3.71% and 3.20% of average total assets during the years ended June 30, 2001 and 2000. The average level of securities and federal funds sold was $218,749,000 and $115,200,000 during the years ended June 30, 2001 and 2000.

         At June 30, 2001, $32,302,000, or 29.64%, of Spectrum's securities portfolio, excluding mortgage-backed securities and equity securities, matured within one year and $53,334,000 or 43.55%, excluding mortgage-backed securities, matured after one but within five years. The subsidiary banks' commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates. Its installment lending activities are concentrated in loans with maturities of three to six years and with generally fixed interest rates. At June 30, 2001, approximately $551,437,000, or 42.40%, of Spectrum's loans, net of unearned fees, matured within one year. See "Loan Maturities."

         On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and accessibility to money and capital markets. Spectrum attracts its deposits primarily from individuals and businesses located within the market areas served by the subsidiary banks, and to lesser extent, on brokered deposits. Borrowed funds come primarily from three sources, Federal Home Loan Bank borrowings, Spectrum's notes payable to an unaffiliated bank and the sale of subordinated capital notes to an affiliate. Interest is due quarterly to the unaffiliated bank at either the lender's cost of funds plus 1.75% per annum or the LIBOR rate plus 1.5% (fixed for periods of up to 180 days) per annum, at the option of Spectrum. The maturity date of this outstanding debt is August 1, 2005. On August 12, 1999, Spectrum issued $20,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 10% per annum payable quarterly. The maturity date of the securities is August 18, 2029. On March 19, 2001 Spectrum issued $27,600,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 9.75% per annum payable quarterly. The maturity date of the securities is March 19, 2031.

CAPITAL RESOURCES

         Spectrum monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. As indicated in the table immediately below, at June 30, 2001, Spectrum was above the total capital minimum requirements. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and supplementary capital.

         The following tables present Spectrum's capital ratios as of the indicated dates.


                                                                             Risk-Based Capital Ratios
                                                                             -------------------------
                                                                 June 30, 2001                       June 30, 2000
                                                                 -------------                       -------------
                                                          Amount             Ratio            Amount             Ratio
                                                        ----------          ------           ---------          ------
                                                                                    (dollars in thousands)
Core (Tier I) capital......................             $   82,219           6.06%           $  61,436           9.80%

Core (Tier I) capital minimum requirement..                 54,269            4.00              25,187            4.00
                                                        ----------          ------           ---------           -----
Excess.....................................             $   27,950           2.06%           $  36,249           5.80%
                                                        ==========          ======           =========           =====

Total capital..............................             $  151,603          11.17%           $  72,654          11.60%

Total capital minimum requirement..........                108,539            8.00              50,374            8.00
                                                        ----------          ------           ---------          ------


Excess.....................................             $   43,064           3.17%           $  22,280           3.60%
                                                        ==========          ======           =========          ======

  Total risk-weighted assets...............             $1,356,782                           $ 626,898
                                                        ==========                           =========


                                                                          Leverage Ratios
                                                                          ---------------
                                                           June 30, 2001                        June 30, 2000
                                                           -------------                        -------------

                                                      Amount           Ratio             Amount              Ratio
                                                    ----------         -----           ----------            -----
                                                                      (dollars in thousands)
Core capital...............................         $   82,219         4.88%           $   61,436            7.20%

Minimum requirement........................             67,420          4.00               34,048             4.00
                                                    ----------         -----           ----------            -----
Excess.....................................         $   14,799         0.88%           $   27,388            3.20%
                                                    ==========         =====           ==========            =====

Average total risk weighted assets.........         $1,685,495                         $  853,278
                                                    ==========                         ==========

IMPACT OF INFLATION

         The effects of inflation on the local economy and on Spectrum's operating results have been relatively modest for the past several years. Because substantially all of Spectrum's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changes in interest rates, which do not necessarily change in accordance with inflation rates. Spectrum attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk arises when an interest-earning asset matures, is called, is prepaid or when such asset's rate of interest changes in a time frame different from that of the supporting interest-bearing liability. Spectrum seeks to control the risk of significant adverse effects on Spectrum's net interest income caused by interest rate changes.

         Spectrum does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap. A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced rate-sensitivity gap will reduce the risk associated with interest rate changes, but it will not guarantee a stable interest rate spread since various rates within a particular time frame may change by differing amounts and in different directions. Management regularly monitors the rate-sensitivity gap and considers this position in its decisions with regards to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities issued or accepted.

         The following tables show the ratio of the cumulative gap to total assets to be (21.09%) at the less than three-month interval, (31.50%) at the three month to less than one-year interval and 2.43% at the one to five year intervals at June 30, 2001. Currently, Spectrum is in an asset-sensitive position. Spectrum had $460,882,000 of interest-bearing demand, savings and money market deposits at June 30, 2001 that are somewhat less rate-sensitive. Excluding these deposits, Spectrum's interest-sensitive ratio would have been (4.78%) at the less than three-month interval, (5.64%) at the three month to less than one-year interval and 28.29% at the one to five year intervals at June 30, 2001. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

         The following table shows the interest rate sensitivity position of Spectrum at June 30, 2001:


                                                        Estimated Maturity or Repricing at June 30, 2001
                                                        ------------------------------------------------
                                                               Three Months
                                                Less Than      to Less Than      One to          Over
                                               Three Months      One Year      Five Years     Five Years       Total
                                               ------------    ------------    ----------     ----------       ------
Interest-earning assets:                                              (dollars in thousands)
 Loans, net of unearned fees..................   $ 349,468       $202,969        $669,089      $ 81,523     $1,303,049
  Investment securities:
  Taxable.....................................       7,783         47,199         124,137        63,262        242,381
  Tax exempt..................................         841          1,654           8,801        11,333         22,629
  Federal funds sold and other................      50,692          1,234             299             0         52,225
                                                 ---------       --------       ---------      --------      ---------
        Total interest-earning assets.........     408,784        253,056         802,326       156,118      1,620,284
Interest-bearing liabilities:
 Deposits:
    Demand, savings and money market
     deposits.................................     460,882              0               0             0        460,882
    Time deposits.............................     207,681        405,221         183,594         2,303        798,799
  Federal Home Loan Bank borrowings,
    federal funds purchased and
    securities sold under agreements to
    repurchase................................      71,238         33,415          14,047        16,290        134,990
 Notes payable................................      44,750              0               0         1,200         45,950

 Company obligated mandatorily redeemable
    preferred securities of subsidiary
    trust holding solely junior subordinated
    debentures................................          $0             $0               0      $ 48,000     $   48,000
                                                 ---------      ---------       ---------      ---------    ----------
      Total interest-bearing liabilities......   $ 784,551      $ 438,636       $ 197,641      $ 67,793     $1,488,621
                                                 ---------      ---------       ---------      --------     ----------

Interest rate gap.............................   $(375,767)     $(185,580)      $ 604,685      $ 88,325     $  131,663
                                                 =========      =========       =========      ========     ==========

Cumulative interest rate gap
   at June 30, 2001...........................   $(375,767)     $(561,347)      $  43,338      $131,663     $  263,326
                                                 =========      =========       =========      ========     ==========

Cumulative interest rate gap to
   total assets...............................     (21.09%)       (31.50%)          2.43%         7.39%         14.78%
                                                 =========      =========       =========      ========     ==========


         The following table indicates that at June 30, 2001, if there had been a sudden and sustained increase in prevailing market interest rates, Spectrum's 2002 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.


                                                Net interest income      (Decrease) Increase         PercentChange
                                                -------------------       ------------------         -------------
                                                                   (dollars in thousands)
Changes in Interest Rates

200 basis point rise...................                   $  34,963                  (4,881)              (12.25%)
100 basis point rise...................                      37,403                  (2,441)               (6.13%)
Base rate scenario.....................                      39,844                       0                 0.00%
100 basis point decline................                      41,272                   1,428                 3.58%
200 basis point decline................                      44,725                   4,881                12.25%

         The following table indicates that at June 30, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, Spectrum's 2001 net interest income would be expected to decrease, while a decrease in rates would indicate an increase in income. Spectrum's interest rate risk profile was slightly more sensitive to changes in interest rates at June 30, 2001 versus June 30, 2000.


                                                 Net interest income       (Decrease)Increase            Percent Change
                                                 -------------------       ------------------            --------------
                                                                      (dollars in thousands)
Changes in Interest Rates

200 basis point rise...................                     $ 27,951                $ (1,897)                    (6.36)%
100 basis point rise...................                       28,899                     (94)                    (3.18)
Base rate scenario.....................                       29,848                       0                      0.00
100 basis point decline................                       30,460                     612                      2.05
200 basis point decline................                       31,745                   1,897                      6.36



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of Spectrum at June 30, 2001 and 2000, together with the Independent Auditor's Report, are included in this Form 10-K below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of Spectrum and their respective ages and positions as of the date of this report are as follows:


       NAME                      AGE       POSITION WITH SPECTRUM                 POSITION WITH SUBSIDIARY

Deryl F. Hamann                  68      Chairman of the Board, CEO and    Chairman and Director of F&M Bank,
                                         Director                          Rushmore Bank & Trust, Great Western
                                                                           Bank and Citizens Bank, Clive

Daniel A. Hamann                 43      President, COO and Director       Chairman and Director of Citizens
                                                                           Bank, Mount Ayr and Citizens Bank of
                                                                           Princeton; Vice Chairman and Director
                                                                           of F&M Bank, Rushmore Bank & Trust
                                                                           and Citizens Bank, Clive; Chairman
                                                                           and Director of Spectrum Banc Service
                                                                           Corporation, Director of Great
                                                                           Western Bank

Daniel J. Brabec                 42      Executive Vice President and      President and Director of Great
                                         Director                          Western Bank since January 17, 2001

Thomas B. Fischer                54      Senior Vice President and         None
                                         Director

Art N. Burtscher                 50      Director                          Vice  Chairman  and  Director of Great
                                                                           Western Bank
Andrew C. Hove, Jr.              66      Director                          None

Robert W. Murray                 66      Director                          None

Leo W. Smith II                  65      Director                          Director of Great Western Bank

James R. Clark                   50      CFO, Secretary and Treasurer      None

         Deryl F. Hamann is the father of Daniel A. Hamann and the father-in-law of Daniel J. Brabec. All directors of Spectrum hold office until the next meeting of stockholders or until their successors are elected and qualified.

         Deryl F. Hamann. Mr. Hamann has been Chairman or President and CEO of Spectrum since 1971. He has been Chairman of the Executive Committee and he is Chairman of the affiliated Spectrum Life Insurance Company, an Arizona reinsurance company. He is Chairman of the affiliated Spectrum Financial Services, Inc. He is a partner in the Omaha, Nebraska law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, counsel to Spectrum.

         Daniel A. Hamann. Mr. Daniel Hamann has been President of Spectrum since 1996 and served as Vice President of Spectrum from 1992 to 1996. He is Chairman and Director of Citizens Bank, Mount Ayr and Citizens Bank of Princeton and Vice Chairman of F&M Bank, Rushmore Bank & Trust and Citizens Bank, Clive and a Director of Great Western Bank. He is Chairman and Director of Spectrum's banks' subsidiary, Spectrum Banc Service Corporation. He is President and Director of the affiliated Spectrum Life Insurance Company. He is Executive Vice President of Spectrum Financial Services, Inc., an affiliate of Spectrum.

         Daniel J. Brabec. Mr. Brabec has served as Vice President of Spectrum since 1992 and as Executive Vice President. Mr. Brabec served as CFO, Secretary and Treasurer of Spectrum from 1999 to 2001. Mr. Brabec served as Executive Vice President and Director of Rushmore Bank & Trust from 1993 until July 1999, when he resigned to assume expanded duties with Spectrum. He is a Director of the affiliated Spectrum Life Insurance Company. Mr. Brabec has served as Executive Vice President of Great Western Securities since 1999 and became President of Great Western Bank in January 2001.

         Thomas B. Fischer. Mr. Fischer has been President of Spectrum Financial Services, Inc. an affiliate of Spectrum since 1996. In 1997, he was elected Senior Vice President and Director of Spectrum. From 1992 to 1996, Mr. Fischer was Vice President, General Counsel, and Secretary of FirsTier Financial, Inc., a multi-bank holding company headquartered in Omaha, Nebraska.

         Art N. Burtscher.   Mr. Burtscher is President of McCarthy Group Asset
Management, in Omaha. He has been a Director of Spectrum since May 2001. He is Vice Chairman and Director of Great Western Bank, where he served as President from 1988 to 2001.

         Andrew C. Hove, Jr. Mr. Hove, retired, was Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation in Washington, DC, from 1990 to 2001. He is the former Chairman and CEO of the Minden Exchange Bank & Trust Company, Minden, Nebraska, where he had served for 30 years. Mr. Hove became a Director of Spectrum in May 2001.

         Robert W. Murray.   Mr. Murray is Vice Chairman of National Travelers
Life Insurance Company in West Des Moines, Iowa. He is the former Chairman and CEO of Mercantile Bank Iowa and former Chairman and CEO of Hawkeye Bancorporation. Mr. Murray became a Director of Spectrum in May 2001.

         Leo W. Smith II.    General Smith (retired) is Director, Planned Giving
and Major Gifts for United Way of the Midlands in Omaha, Nebraska. He has been Director of Great Western Bank since September 1998 and Director of Spectrum since May 2001. Prior to his service with United Way, General Smith was the Last Vice Commander-In-Chief of the Strategic Air Command.

         James R. Clark.   Mr. Clark jointed Spectrum Bancorporation as Chief
Financial Officer, Treasurer, and Secretary in August 2001. From 1994 to 1999, he was Vice President of Finance and Administration of (i) Structures, Inc. From 1977 to 1994, he held financial positions with Peter Kiewit Sons', Inc., Omaha, Nebraska.

ITEM 11. EXECUTIVE COMPENSATION

         The following table presents the cash compensation paid by Spectrum and its subsidiaries to its Chief Executive Officer and Chief Operating Officer, the only named officers, for the fiscal years 1999 through 2001. No other executive officer of Spectrum received compensation from Spectrum exceeding $100,000 for these years.


                                                                                   All Other
       Name and Principal Position                         Year      Salary     Compensation(1)
       ----------------------------                        ----      ------     ---------------
       Deryl F. Hamann, Chairman and
       Chief Executive Officer (2)                         2001      340,822          10,000

                                                           2000      258,796           9,720
                                                           1999      251,485           9,460


       Daniel A. Hamann, President and Chief Operating
       Officer                                             2001      158,500          15,070

                                                           2000      141,629           3,490
                                                           1999      127,840           3,196

(1) Amounts represent 401(k) Plan employer contributions, a portion of "Split-Dollar" insurance premiums and amounts allocated under Phantom Stock Agreements. (See "Phantom Stock Agreements.")
(2)  Excludes compensation from Great Western Bank prior to March 23, 2001.

         Spectrum does not have any compensatory stock option plan for its executive officers and directors. None of the directors or officers of Spectrum have any options, warrants or other similar rights to purchase securities of Spectrum.

         Spectrum has no board committees at the holding company level except an audit committee. On June 14, 2000, Spectrum adopted an Audit Committee Charter in compliance with SEC and American Stock Exchange rules. As a result of this action, Spectrum added four independent directors to serve as its audit committee.

INDEMNIFICATION

         The articles of incorporation of Spectrum provide that the board of directors is authorized to indemnify, in the manner and to the extent provided by the Iowa Business Corporation Act, any person entitled to indemnification thereunder. Generally under Iowa law, any individual who is made a party to a proceeding because the individual is or was a director may be indemnified if the individual acted in good faith and had reasonable basis to believe that: (1) in the case of conduct in the individual's official capacity with the corporation, that the individual's conduct was in the corporation's best interests; and (2) in all other cases, that the individual's conduct was at least not opposed to the corporation's best interest; and regarding any criminal proceedings, the individual had no reasonable cause to believe the individual's conduct was unlawful. Iowa law also extends such indemnification to officers, employees, and agents of the corporation and further provides that an Iowa corporation may advance expenses to a director, officer, employee, or agent of the corporation. Spectrum has adopted resolutions to implement such indemnity.

         Iowa law also provides that an Iowa corporation may purchase and maintain insurance on behalf of an individual who is or was a director, officer, employee, or agent of the corporation, or who, while a director, officer, employee, or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, against liability asserted against or incurred by that individual in that capacity or arising from the individual's status as a director, officer, employee, or agent. Spectrum has not purchased such insurance.

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


PHANTOM STOCK AGREEMENTS

         Spectrum's subsidiary banks have phantom stock agreements with six senior bank officers, including Daniel A. Hamann, Chairman of Citizens Bank, Mount Ayr and Daniel J. Brabec, President of Great Western Bank. Cash amounts are accumulated for the officers based on their bank's performance, 50% by achieving certain annual growth rates in net income and 50% by achieving certain annual rates of return on assets. Accumulated amounts are payable to the officers over ten years beginning at age 65 or prior due to death or permanent disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table presents information regarding beneficial ownership of common stock of Spectrum as of September 21, 2001 by (1) each shareholder known by Spectrum to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Spectrum and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.


                                                           Shares
                                                        Beneficially             Percentage
Name and Address of Beneficial Owner                       Owned                  of Class
------------------------------------                    ------------             ----------
         Deryl F. Hamann.......................            91,682(1)                73.19%
                1500 Woodmen Tower
                Omaha, NE 68102

         Daniel A. Hamann......................            22,677(2)                18.10%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

---------------------
(1) Of this amount, an aggregate of 61,263 shares are held by four separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, Julie Hamann Bunderson, and Karl E. Hamann. Mr. Hamann as trustee owns an additional 454 shares held by an affiliated company. In addition, Mr. Hamann owns 29,965 shares individually.
(2) Of this amount, 2,221 shares are owned by his revocable trust for which he serves as sole trustee, 176 shares are owned by his spouse, and an aggregate of 20,280 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Bunderson.


                                                           Shares
                                                        Beneficially             Percentage
Name and Address of Beneficial Owner                       Owned                  of Class
------------------------------------                    ------------             ----------
         Esther Hamann Brabec..................            24,769(3)                19.77%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         Daniel J. Brabec......................               420(4)                    *
                14545 West Center Road
                Omaha, NE 68144

         Julie Hamann Bunderson................            26,699(5)                21.31%
                10834 Old Mill Road, Suite One
                Omaha, NE 68154

         Art N. Burtscher......................               -0-                     -0-
                1125 So. 103rd St., Suite 450
                Omaha, NE 68124

         Andrew C. Hove, Jr....................               -0-                     -0-
                6610 Blue Ridge Lane
                Lincoln, NE 68516

         Robert W. Murray......................               -0-                     -0-
                1716 So. 42nd St.
                West Des Moines, IA 50265

         Leo W. Smith II.......................               -0-                     -0-
                1805 Harney St.
                Omaha, NE 68102

         Thomas B. Fischer.....................               -0-                     -0-
                10834 Old Mill Road, Suite One
                Omaha, NE 68154


         All executive officers and directors as
         a group (eight persons)                          114,779                   91.63%

------------------------
(3) Of this amount, 2,005 shares are owned by her revocable trust for which she serves as sole trustee, 420 shares are owned by her spouse, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Bunderson, and 2,064 shares are owned by her as trustee for Julie Hamann Bunderson's issue.
(4) Does not include shares beneficially owned by his spouse. Mr. Brabec disclaims beneficial ownership of such shares.
(5) Of this amount, 2,128 shares are owned by her revocable trust for which she serves as sole trustee, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 2,571 shares are owned by her as trustee for Esther Hamann Brabec's issue and 1,720 shares are owned by her as trustee for Daniel A. Hamann's issue.
* Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Spectrum. They are owned, directly or indirectly, by Deryl
F. Hamann, individually or as trustee for the benefit of his children.
Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Spectrum's subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $641,791 during Spectrum's fiscal year ended June 30, 2001, and $338,146 for the year ended June 30, 2000, for assuming such reinsurance risks with respect to credit insurance originated by Spectrum's subsidiary banks. Spectrum's subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

         In addition, Spectrum Financial Services receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit insurance originated by Spectrum's subsidiary banks was $299,083 during the fiscal year ended June 30, 2001, and $297,097 during the fiscal year ended June 30, 2000. Spectrum believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

         Spectrum Financial Services places investment centers in banks, including Spectrum's subsidiary banks, and unaffiliated banks. The investment centers engage in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees. Spectrum Financial Services pays Spectrum's subsidiary banks lease rentals based on commissions generated. Gross commissions originated from Spectrum's subsidiary banks were $591,220 during Spectrum's fiscal year ended June 30, 2001, and $529,511 during the fiscal year ended June 30, 2000. Each Spectrum bank received approximately 75% (before broker compensation) of the amount of gross commissions generated from its leased space as rental. Spectrum believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

         Spectrum's banks (excluding Great Western Bank) own all of the stock of Spectrum Banc Service Corporation. It provides data processing services and certain related services to the five banks on a break-even basis. Spectrum Banc Services Corporation operates under lease agreement for office space from F&M Bank. Spectrum believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

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

         On August 7, 2000, Spectrum became the surviving corporation in a merger with the affiliated Citizens Corporation, which owned Citizens Bank, Chariton, Iowa. The Hamann family or their interests owned beneficially all of the stock to all parties to the merger. In the merger, the Hamann family or their interests received a total of 7,584 shares of common stock of

Spectrum. Shortly prior to the merger the Hamann family or their interests received 10% subordinated capital notes of Citizens Corporation, having a face amount of $1,200,000 due December 31, 2010, as a distribution of income received while Citizens Corporation was an "S" corporation. The liability on the capital notes was assumed by Spectrum in the merger.

         In January of 2001, F&M Bank, a subsidiary of Spectrum, purchased the insurance agency business of Watertown Agency, Inc. from Spectrum Financial Services, Inc. for $539,652. The selling corporation has been owned by the Hamann family and was engaged in the insurance agency business in Watertown, South Dakota since 1976. Spectrum believes that the price paid was similar to the price which would have been paid by an unaffiliated party.

         On March 23, 2001, Spectrum became the surviving corporation in a merger with the affiliated Great Western Securities, which owned Great Western Bank. The Hamann family or their interests owned 50% of the common stock of Great Western Securities, Inc. In the merger, the Hamann family or their interests received a total of 46,319 shares of common stock of Spectrum. The remainder of the consideration was paid to an unaffiliated party.

         In connection with the acquisition of Great Western Securities, stockholders of Spectrum formed Capital Investors, LLC. Capital Investors, LLC is owned by stockholders of Spectrum for the purpose of financing the purchase of Spectrum's subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Spectrum's subordinated capital notes as Tier II capital for regulatory purposes. The subordinated capital notes will bear interest at a floating rate of one percent per annum over prime rate and will be due March 23, 2011 with interest payable quarterly. Spectrum has the right to prepay the subordinated capital notes without penalty. Depending upon the availability of funds and Spectrum's capital requirements, Spectrum intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011. Spectrum's obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Spectrum's obligations under its subordinated capital notes.

         Capital Investors negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Spectrum's subordinated capital notes. The loans terms are to have the option to either fix the rate of interest at the five-year treasury rate plus 350 basis points but not less than the lender's cost of funds plus 250 basis points at the date the loan is closed, or to select a rate of interest at LIBOR plus 215 basis points fixed at intervals ranging from 30 days to 180 days. Interest is payable quarterly on the loan and principal is payable annually in each year beginning
2007 through 2011. Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Spectrum pledged their common stock as additional collateral for Capital Investors' loan.

         Deryl F. Hamann is a partner in the law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, Omaha, Nebraska, counsel to Spectrum. See "Legal Matters." Mr. Hamann devotes approximately 5% of his time to law firm matters, 90% to Spectrum matters, and the remaining 5% of his time to other interests.

                                    PART IV

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

                  (3)  Exhibits

(a) (3) EXHIBITS


                                                                                                     SEQUENTIAL
                                                                               REFERENCE TO         PAGE NUMBER
                                                                               PRIOR FILING        WHERE ATTACHED
                                                                                OR EXHIBIT      EXHIBITS ARE LOCATED
    REGULATION S-K                                                                NUMBER         IN THIS FORM 10-K
    EXHIBIT NUMBER                                                               ATTACHED              REPORT
                                              DOCUMENT                            HERETO
         2.2            Agreement and Plan of Merger dated May 25, 2000,
                        between Spectrum Bancorporation, Inc. and Citizen's
                        Corporation                                                 (2)            Not Applicable

         2.3            Agreement dated November 14, 2000, between Jack K.
                        Harvey and Great Western Securities, Inc.                   (2)            Not Applicable

         2.4            Agreement and Plan of Merger dated December 16,
                        2000, between Spectrum Bancorporation, Inc. and
                        Great Western Securities, Inc.                              (2)            Not Applicable

         3.1            Articles of Amendment to Articles of Incorporation
                        of Spectrum Bancorporation, Inc.                            (1)            Not Applicable

         3.2            Bylaws of Spectrum Bancorporation, Inc.                     (1)            Not Applicable

         4.1            Form of Subordinated Indenture dated August 18,
                        1999, to be entered into between the Registrant and
                        Wilmington Trust Company, as Indenture Trustee.             (1)            Not Applicable

         4.1            Form of Subordinated Indenture dated March 19, 2001
                        to be entered into between the Registrant and
                        Wilmington Trust Company, as Indenture Trustee.             (2)            Not Applicable

         4.2            Form of Junior Subordinated Debenture.                      (1)            Not Applicable

         4.2            Form of Junior Subordinated Debenture.                      (2)            Not Applicable

         4.3            Certificate of Trust of Spectrum Capital I.                 (1)            Not Applicable

         4.3            Certificate of Trust of Spectrum Capital II.                (2)            Not Applicable

         4.4            Trust Agreement of Spectrum Capital I dated as of
                        June 11, 1999.                                              (1)            Not Applicable

         4.4            Trust Agreement of Spectrum Capital II dated as of
                        January 4, 2001.                                            (2)            Not Applicable
         4.5            Form of Amended and Restated Trust Agreement of
                        Spectrum Capital I dated August 18, 1999.                   (1)            Not Applicable

         4.5            Form of Amended and Restated Trust Agreement of
                        Spectrum Capital II dated March 19, 2001.                   (2)            Not Applicable

         4.6            Form of Preferred Security Certificate of Capital I.        (1)            Not Applicable

         4.6            Form of Preferred Security Certificate of Capital II.       (2)            Not Applicable



        4.7             Form of Preferred Securities Guarantee Agreement.           (1)            Not Applicable

        4.8             Form of Agreement as to Expenses and Liabilities.           (1)            Not Applicable

        4.8             Form of Agreement as to Expenses and Liabilities.           (2)            Not Applicable

        4.9             Revised Form of Spectrum's Subordinated Capital
                        Notes due 2011.                                             (3)            Not Applicable

       10.1             Time Note dated July 18, 2000, between Spectrum
                        Bancorporation, Inc., as borrower, and LaSalle Bank
                        National Association.                                       (2)            Not Applicable

       10.3             Agreement for Advances, Pledge and Security
                        Agreement dated September 11, 1995, between Federal
                        Home Loan Bank of Des Moines and Rushmore Bank &
                        Trust. (Registrant's other subsidiary banks have
                        identical agreements).                                      (1)            Not Applicable

       10.4             Form of CMS Agency Agreement (reverse repurchase
                        agreement) between F&M Bank and its customers.              (1)            Not Applicable

       10.5             Phantom Stock Long-Term Incentive Plan dated
                        January 16, 1998, between Daniel A. Hamann and
                        Citizens Bank.                                              (1)            Not Applicable

       10.5             Phantom Stock Long-Term Incentive Plan dated June
                        30, 2000 between Daniel A. Hamann and Citizens Bank.        (2)            Not Applicable

       10.6             License Agreement dated September 5, 1997 between
                        Jack Henry & Associates, Inc. and Spectrum Banc
                        Service Corporation.                                        (1)            Not Applicable

       10.7             Split-Dollar Agreement dated July 12, 1995 among
                        Decatur Corporation and Daniel A. Hamann, Esther
                        Hamann Brabec and Julie Hamann Bunderson.                   (1)            Not Applicable

       12.1             Statement re Computation of Ratios.                         (4)
       21               Subsidiaries of Registrant.                                 (4)
       24.1             Power of Attorney for Art N. Burtscher.                     (4)
       24.2             Power of Attorney for Andrew C. Hove, Jr.                   (4)
       24.3             Power of Attorney for Robert W. Murray.                     (4)
       24.4             Power of Attorney for Leo W. Smith.                         (4)

------------------------------
(1) Filed as exhibits to Spectrum's Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.

(2) Filed as exhibits to Spectrum's Form S-1 registration statement filed on January 12, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(3) Filed as an exhibit to Spectrum's Amendment No. 1 to the Form S-1 registration statement filed on February 28, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(4)      Filed herewith.


All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
(b)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter.

                                SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPECTRUM BANCORPORATION, INC.

                                       By   /s/  Deryl F. Hamann
                                            -------------------------
                                            Deryl F. Hamann, Chairman
                                            and Chief Executive Officer
                                            (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/  Deryl F. Hamann                        /s/  Daniel A. Hamann
----------------------------------          --------------------------------
Deryl F. Hamann, Chairman,                  Daniel A. Hamann, President
Chief Executive Officer and Director        Chief Operating Officer and
(Principal Executive and Operating Officer) Director
DATE:     9/28/01                           DATE:       9/28/01
          -------                                       -------

/s/  Thomas B. Fischer                      /s/  Arthur N. Burtscher *
----------------------------------          --------------------------------
Thomas B. Fischer,                          Arthur N. Burtscher, Director
Senior Vice President and Director          DATE:       9/28/01
DATE:      9/28/01                                      -------
           -------

/s/  Daniel J. Brabec                       /s/  Andrew C. Hove *
----------------------------------          --------------------------------
Daniel J. Brabec,                           Andrew C. Hove, Jr; Director
Executive Vice President                    DATE:       9/28/01
and Director                                            -------
DATE:      9/28/01                          /s/  Robert W. Murray *
           -------                          --------------------------------
                                            Robert W. Murray, Director
/s/  James R. Clark                         DATE:       9/28/01
----------------------------------                      -------
CFO and
Secretary/Treasurer                         /s/  Leo W. Smith II *
DATE:      9/28/01                          --------------------------------
           -------                          Leo W. Smith II, Director
                                            DATE:       9/28/01
                                                        -------
*By:  /s/  Deryl F. Hamann
----------------------------------
Deryl F. Hamann
AS: ATTORNEY-IN-FACT
DATE:      9/28/01
           -------
                                      -55-

                          SPECTRUM BANCORPORATION, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                  JUNE 30, 2001

                                    CONTENTS

-------------------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE FINANICAL STATEMENTS                                                                                 F-2
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS

   Balance sheets                                                                                              F-3

   Statements of income                                                                                        F-4

   Statements of stockholders' equity                                                                          F-5

   Statements of cash flows                                                                                    F-6

   Notes to consolidated financial statements                                                           F-7 - F-36
-------------------------------------------------------------------------------------------------------------------

                              INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Spectrum Bancorporation, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Spectrum Bancorporation, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Bancorporation, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

MCGLADREY & PULLEN, LLC




Sioux Falls, South Dakota
August 17, 2001

SPECTRUM BANCORPORATION, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                                            2001                2000
-------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks (Note 3)                                                               $55,744             $26,037
Federal funds sold                                                                              50,692              15,089
                                                                                            -----------------------------------
           TOTAL CASH AND CASH EQUIVALENTS                                                     106,436              41,126
Certificates of deposit                                                                          1,533               2,772
Securities available for sale (Notes 4, 9 and 10)                                              265,010             139,070
Loans receivable, net (Notes 5, 10 and 19)                                                   1,284,094             626,560
Premises and equipment, net (Note 6)                                                            37,035              17,676
Accrued interest receivable                                                                     14,454               8,740
Core deposit and other intangibles                                                               6,703                   -
Cost in excess of net assets acquired                                                           40,121               7,928
Mortgage servicing rights (Note 7)                                                              18,366                   -
Other assets (Note 12)                                                                           8,370               6,904
                                                                                            -----------------------------------
                                                                                            $1,782,122            $850,776
                                                                                            ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Liabilities
  Deposits (Note 8):
    Noninterest bearing                                                                       $161,409             $65,896
    Interest bearing                                                                         1,259,681             625,639
                                                                                             ----------------------------------
       TOTAL DEPOSITS                                                                        1,421,090             691,535
  Federal funds purchased and securities sold
    under agreements to repurchase (Note 9)                                                     63,211              22,917
  Notes payable (Note 10)                                                                      117,730              55,760
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    subordinated debentures (Note 11)                                                           48,000              20,400
  Accrued interest and other liabilities (Note 13)                                              30,837               9,597
                                                                                              ---------------------------------
                                                                                             1,680,868             800,209
                                                                                              ---------------------------------
Minority interest in subsidiaries (Note 2)                                                       4,328               2,745
                                                                                              ---------------------------------
Commitments and contingencies (Notes 17 and 18)

Stockholders' equity (Note 15):
  Preferred stock, $100 par value; 500,000 shares
    authorized; issued and outstanding:  9,000 shares of 8%
    cumulative, nonvoting; 8,000 shares of 10% noncumulative,
    nonvoting:  100,000 and 0 shares of variable rate,
    noncumulative, nonvoting, respectively                                                      11,700               1,700
  Common stock, $1 par value, authorized 1,000,000 shares,
      issued and outstanding:  125,267 and 79,068 shares, respectively                             125                  79
  Additional paid-in capital                                                                     2,064               2,069
  Retained earnings                                                                             80,792              46,331
  Accumulated other comprehensive income (loss) (Note 4)                                         2,245             (2,357)
                                                                                            -----------------------------------
                                                                                                96,926              47,822
                                                                                            -----------------------------------
                                                                                            $1,782,122            $850,776
                                                                                            ===================================

See Notes to Consolidated Financial Statements
                                                 F-3

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              2001                2000                 1999
-------------------------------------------------------------------------------------------------------------------------------

Interest income on:
    Loans receivable                                                       $77,622             $51,509              $43,262
    Taxable securities                                                      10,148               7,027                6,119
    Nontaxable securities                                                    1,010                 864                  783
    Dividends on securities                                                    268                 194                  109
    Federal funds sold and other                                             2,621               1,769                1,436
                                                                  -------------------------------------------------------------
                                                                            91,669              61,363               51,709
                                                                  -------------------------------------------------------------
Interest expense on:
    Deposits                                                                42,305              25,816               22,004
    Federal funds purchased and securities sold
      under agreements to repurchase                                         1,567               1,193                  895
    Notes payable and company obligated
      mandatorily redeemable preferred securities                            7,953               4,506                2,649
                                                                  -------------------------------------------------------------
                                                                            51,825              31,515               25,548
                                                                  -------------------------------------------------------------
          NET INTEREST INCOME                                               39,844              29,848               26,161
Provision for loan losses (Note 5)                                           2,618               2,036                1,563
                                                                  -------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               37,226              27,812               24,598
                                                                  -------------------------------------------------------------
Other income:
    Service charges and other fees                                           6,297               4,259                3,344
    Net gains from sale of loans                                             1,152                 628                1,120
    Loan servicing fees                                                        240                   -                    -
    Casualty insurance commissions                                             689                 441                  291
    Credit life and health and accident insurance commissions                  262                 291                  268
    Health and life insurance commissions                                       82                  19                   14
    Other insurance commissions                                                112                  84                   58
    Real estate brokerage commissions                                           99                  99                   85
    Investment center income                                                   503                 275                  234
    Gain (loss) on sale of securities, net (Note 4)                            133                (13)                   27
    Trust department income                                                    617                 313                  233
    Other                                                                    1,281                 837                  988
                                                                  -------------------------------------------------------------
                                                                            11,467               7,233                6,662
                                                                  -------------------------------------------------------------

Other expenses:
    Salaries and employee benefits (Notes 13 and 14)                        17,569              10,938               10,011
    Occupancy expenses, net                                                  2,268               1,249                1,062
    Amortization of mortgage servicing rights acquired                         304                   -                    -
    Data processing                                                          2,115               1,719                1,537
    Equipment expenses                                                       1,519                 719                  532
    Advertising                                                              1,270               1,098                  739
    Amortization of cost in excess of net assets acquired                    1,095                 416                  142
    Amortization of core deposit and other intangibles                         593                   8                    -
    Other operating expenses                                                 7,098               4,910                4,598
                                                                  -------------------------------------------------------------
                                                                            33,831              21,057               18,621
                                                                  -------------------------------------------------------------
          INCOME BEFORE INCOME TAXES AND MINORITY
            INTEREST IN NET INCOME OF SUBSIDIARIES                          14,862              13,988               12,639
Income taxes (Note 12)                                                       4,922               4,440                4,089
                                                                  -------------------------------------------------------------
          INCOME BEFORE MINORITY INTEREST
            IN NET INCOME OF SUBSIDIARIES                                    9,940               9,548                8,550
Minority interest in net income of subsidiaries                                522                 404                  357
                                                                  -------------------------------------------------------------
          NET INCOME                                                        $9,418              $9,144               $8,193
                                                                  =============================================================
Basic earnings per common share                                            $101.16             $113.62              $101.42
                                                                  =============================================================
Weighted average shares outstanding                                         91,598              79,140               79,287
                                                                  =============================================================

See Notes to Consolidated Financial Statements
                                                 F-4

SPECTRUM BANCORPORATION, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          Accumulated
                                                                                                          Other Compre-
                                             Compre-                              Additional              hensive
                                             hensive    Preferred    Common      Paid-in      Retained     Income
                                             Income      Stock      Stock       Capital      Earnings     (Loss)        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                    $1,700        $79       $2,079       $31,868       $744       $36,470
  Comprehensive income:
    Net income                               $8,193           -          -            -         8,193          -         8,193
    Other comprehensive income, net of tax:
     Net change in unrealized gain (loss) on
     securities available for sale (Note 4) (1,760)           -          -            -             -    (1,760)       (1,760)
                                            -------
       Comprehensive income                 $6,433
                                            =======
  Cash dividends paid:
    Preferred stock                                           -          -            -         (152)          -         (152)
    Common stock ($11.49 per share)                           -          -            -         (911)          -         (911)
  Redeem stock                                                -          -          (5)          (67)          -          (72)
                                                   --------------------------------------------------------------------------------
Balance, June 30, 1999                                     1,700         79        2,074        38,931    (1,016)        41,768
  Comprehensive income:
    Net income                               $9,144           -          -            -         9,144          -         9,144
  Other comprehensive income, net of tax:
    Net change in unrealized gain (loss) on
    securities available for sale (Note 4)   (1,801)           -          -            -             -    (1,801)       (1,801)
                                             -------
      Comprehensive income                   $7,343
                                             =======
  Cash dividends paid:
    Preferred stock                                            -          -            -         (152)          -         (152)
    Common stock ($12.45 per share)                            -          -            -         (985)          -         (985)
  Redeem stock                                                 -          -          (5)          (70)          -          (75)
  Adjustment to conform year ends  (Note 16)                   -          -            -         (537)        460          (77)
                                                   --------------------------------------------------------------------------------
Balance, June 30, 2000                                     1,700         79        2,069        46,331    (2,357)        47,822
  Comprehensive income:
    Net income                                $9,418           -          -            -         9,418          -         9,418
  Other comprehensive income, net of tax:
    Net change in unrealized gain (loss)
      on securities available for sale (Note 4)3,865           -          -            -             -      3,865         3,865
                                              ------
      Comprehensive income                   $13,283
                                             =======
  Redeem stock                                                 -          -          (5)          (73)          -          (78)
  Issue stock for acquisition                             10,000         46            -        26,761        737        37,544
  Dividends paid:
    Preferred stock, cash                                      -          -            -         (152)          -         (152)
    Common stock ($18.01 per share),
      including $1,200 in form of notes payable                -          -            -       (1,493)          -       (1,493)
                                                   --------------------------------------------------------------------------------
Balance, June 30, 2001                                   $11,700       $125       $2,064       $80,792     $2,245       $96,926
                                                   ================================================================================
See Notes to Consolidated Financial
Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS)

                                                                                        2001           2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                            $9,418         $9,144          $8,193
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        4,369          1,833           1,821
    (Gain) loss on sale of securities                                                     (133)             13            (27)
    (Gain) from sale of loans                                                           (1,152)          (628)         (1,120)
    Loss on sale of other assets                                                             -              -             121
    Provision for loan losses                                                            2,618          2,036           1,563
    Provision for deferred income taxes                                                   (720)          (803)           (169)
    Minority interest in net income of subsidiaries                                        522            404             357
    Loans originated for resale                                                        (87,311)       (43,614)        (69,261)
    Proceeds from sale of loans originated for sale                                     84,987         46,016          70,709
    (Increase) in accrued interest receivable                                           (3,517)        (1,912)           (452)
    (Increase) decrease in other assets                                                  8,385          (284)            (95)
    Increase (decrease)  in accrued interest and other liabilities                      (6,758)          2,080             544
                                                                                   ------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                       10,708          14,285          12,184
                                                                                   ------------------------------------------------
Cash Flows from Investing Activities
  Purchase of certificates of deposit                                                  (5,465)        (4,153)               -
  Proceeds from maturities of certificates of deposit                                    6,704          2,187           1,216
  Purchase of securities available for sale                                           (39,683)       (61,907)        (63,780)
  Proceeds from sales and maturities of securities available for sale                   44,074         30,069          45,468
  Purchase of mortgage servicing rights                                                (4,844)              -               -
  Net increase in loans                                                               (78,508)      (114,774)        (67,218)
  Purchase of premises and equipment                                                   (6,129)        (5,630)         (4,106)
  Purchase of other assets                                                                   -          (800)         (1,087)
  Proceeds from sale of premises and equipment                                               4              9             450
  Proceeds from sale of other assets                                                         -          1,385               -
  Business acquisitions (Note 2)                                                      (43,819)         63,952               -
                                                                                   ------------------------------------------------
        NET CASH (USED IN) INVESTING ACTIVITIES                                      (127,666)       (89,662)        (89,057)
                                                                                   ------------------------------------------------
Cash Flows From Financing Activities
  Net increase in deposits                                                             131,263         53,275          57,629
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase                                                    842          9,711           2,365
  Proceeds from issuance of preferred securities                                        27,600         20,400               -
  Proceeds from notes payable                                                           47,826         22,560           7,010
  Principal payments on notes payable                                                  (24,268)       (14,687)         (5,236)
  Debt issuance costs incurred                                                          (1,402)        (1,061)
  Purchase of minority interest in subsidiaries                                               -            (6)           (152)
  Proceeds from sale of minority interest in subsidiary                                  1,063            500               -
  Purchase of common stock for retirement                                                  (78)           (75)            (72)
  Dividends paid, including $133, $47 and $58 paid to
  minority interest, respectively                                                         (578)        (1,184)         (1,121)
                                                                                   ------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                            182,268         89,433          60,423
                                                                                   ------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  65,310         14,056         (16,450)

Cash and Cash Equivalents
  Beginning (Note 16)                                                                   41,126         27,070          43,911
                                                                                   ------------------------------------------------
  Ending                                                                              $106,436        $41,126         $27,461
                                                                                   ================================================
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                           $50,368        $29,265         $25,174
  Cash payments for income taxes                                                         3,157          5,444           3,665

Supplemental Schedules of Noncash Investing and Financing Activities
  Net change in unrealized gain/loss on securities available for sale                   $3,865       $(1,801)        $(1,760)
  Dividend declared in the form of notes payable                                         1,200              -               -
  Purchase of mortgage servicing rights for other liabilities                           10,000              -               -

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company is a multi-bank holding company organized under the laws of Iowa whose primary business is providing the traditional functions of trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota, Missouri and Iowa based subsidiary banks. Substantially all of the Company's income is generated from banking operations.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned at June 30, 2001), which is chartered in Omaha, Nebraska; F & M Bank (95.6% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank, Mount Ayr (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank, Clive (95.2% owned), which is chartered in Clive, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; Spectrum Banc Service Corporation (100.0% owned by bank subsidiaries, excluding Great Western Bank), a data processing organization; Spectrum Capital Trust I (100.0% owned); and Spectrum Capital Trust II (100.0% owned); Rushmore Bank & Trust also owns 99.0% of Ameriloan, LLC, a loan origination company, which is currently inactive. Great Western Bank also owns 100.0% of GW Leasing, Inc., a leasing company.

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

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES AVAILABLE FOR SALE: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings. Declines in the fair value of individual securities classified as available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

LOANS RECEIVABLE: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned fees and an allowance for loan losses.

The Company grants real estate, commercial and consumer loans to customers primarily in Nebraska, South Dakota, Missouri and Iowa and has purchased loans primarily originated in those states and surrounding states. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower. Collateral held varies, but includes accounts receivable, inventory, property and equipment, residential real estate, income-producing commercial properties and government guarantees.

Loans sold on the secondary market are sold on a prearranged basis. Loans held for sale are included in loans receivable and are stated at the lower of cost or market on an aggregate basis. Loans held for sale totaled $3,973,000 and $2,806,000 as of June 30, 2001 and 2000, respectively.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans receivable are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of their collectibility and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make this evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

Interest on loans is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. For loans on which the accrual of interest has been discontinued, cash collections are credited to the loan receivable balance, and interest income is not recognized on those loans until the principal balance has been collected.

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

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                      Years
                                                   ------------
Buildings and building improvements                   3 - 50
Furniture and equipment                               5 - 15

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CORE DEPOSIT AND OTHER INTANGIBLES: Core deposit intangibles with a net book value of $6,210,000 as of June 30, 2001 are being amortized over five years using an accelerated method. Other intangibles are being amortized over five to fifteen years using the straight-line method.

COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries and branches and is being amortized over periods of eleven to forty years using the straight-line method. Cost in excess of net assets acquired is net of accumulated amortization of $4,093,000 and $2,985,000 at June 30, 2001 and 2000, respectively.

MORTGAGE SERVICING RIGHTS ACQUIRED: The cost of mortgage servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. The cost of mortgage servicing rights acquired and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues. Projected net servicing revenue is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio. Impairment of mortgage servicing rights acquired is assessed based on the fair value of those rights as compared to amortized cost. For purposes of measuring impairment, the rights are stratified based on investor remittance type. Fair values are estimated using discounted cash flows based on interest rates commensurate with the risks involved. Impairment, if any, is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount of the stratum.

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

DEFERRED COMPENSATION: The net present value of payments expected to be made under deferred compensation agreements is being accrued over the respective employees' expected employment service periods.

EARNINGS PER COMMON SHARE: Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative preferred stock and dividends declared on noncumulative preferred stock, which totaled $152,000 in each of the years ended June 30, 2001, 2000 and 1999, reduced the earnings available to common stockholders in the computation. The Company has no common stock equivalents.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments as presented in Note 20:

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

FEES CURRENTLY BEING CHARGED for similar instruments, taking into account the remaining terms of the agreements and the counterparties' credit standing:

      Off-balance sheet instruments:
            Letters of credit
            Commitments to extend credit

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EMERGING ACCOUNTING STANDARDS: In July 2001, the Financial Accounting Standards Board (FASB) issued two statements -- Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will impact the Company's accounting for its reported goodwill.

Statement 141:
    - Eliminates the pooling method for accounting for business combinations.
    - Requires that intangible assets that meet certain criteria be reported separately from goodwill.
    - Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
    - Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.
    - Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.
    - Requires the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.

Upon adoption of these Statements, the Company is required to:
    - Evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and to make any necessary reclassifications in order to conform to the new criteria.
    - Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

Cost in excess of net assets acquired in the accompanying balance sheet is generally goodwill. The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of its 2003 fiscal year, although the Company currently intends to early implement in the first quarter of its 2002 fiscal year. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements, however, the impact of adopting FASB Statement No. 142 will be to eliminate the amortization of goodwill and other intangibles that are determined to have an indefinite life and subject goodwill and other intangibles to annual impairment tests. For the year ended June 30, 2001 goodwill amortization expense was approximately $1,100,000.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.       BUSINESS ACQUISITIONS

On March 23, 2001 Spectrum acquired Great Western Securities (GWS) for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, non-cumulative perpetual preferred stock. The common stock was issued to existing shareholders in Spectrum for their 50% interest in GWS. The remaining portion was purchased from an unrelated party. The acquisition has been accounted for as a purchase and results of operation of GWS since the date of acquisition are included in the consolidated financial statements. Deposits of $507,208,000 and loans of $511,416,000 were acquired. The net assets previously attributed to the ownership of Spectrum's shareholders were recorded at predecessor cost, due to the shareholders' continuing interests. The remaining net assets were recorded at fair value. As a result of the merger, a core deposit intangible of $6,775,000 has been recognized and is being amortized over 5 years by an accelerated method. In addition, the cost in excess of net assets acquired of $31,022,000 is being amortized over 25 years by the straight-line method.

Unaudited pro forma consolidated results of operations as though Great Western Securities had been acquired as of the July 1, 1999 (in thousands except share data) are summarized below.


                                                                  Years Ended June 30,
                                                              -------------------------------------
                                                                       2001                2000
                                                              -------------------------------------
Total interest income                                              $130,785            $107,049
Net interest income                                                  66,243              48,690
Net income (1)                                                       10,156              14,009
Basic earnings per common share                                       72.68              103.34
Weighted average shares outstanding                                 125,354             125,459

(1) For the year ended June 30, 2000, Great Western Securities had a gain on sale of mortgage servicing rights of $6,306,805.

The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.

As of March 31, 2001 F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota for cash of $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000 and net loans of $17,762,000. The acquisition has been accounted for as a purchase and results of operations of Founders Trust National Bank after the date of acquisition are included in the consolidated financial statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.       BUSINESS ACQUISITIONS (CONTINUED)

As of August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial (HFI), an unaffiliated holding company which owned two banks in southwestern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $56,196,000 and loans of $48,989,000 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr.

On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. A premium of approximately $175,000 paid to acquire deposits of approximately $3,300,000.

On January 14, 2000 the Company, through a newly chartered bank subsidiary, acquired selected assets and assumed the FDIC insured deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa. Liquid assets of $4,800,000 and loans of $139,000 were acquired and $70,465,000 of deposits and other liabilities were assumed. A premium of $5,500,000 was paid for the right to assume the insured deposits. The bank was capitalized with $10,500,000 in paid-in capital, including $500,000 by a minority shareholder. Cash was received from the FDIC for the deposits assumed net of assets purchased and premium paid. The acquisition has been accounted for in a manner similar to a purchase and the results of operation of the branches acquired since the date of acquisition are included in the consolidated financial statements. The deposit premium of $5,500,000 has been allocated to cost in excess of net assets acquired, and is being amortized over 15 years using the straight-line method. Under a purchase and assumption agreement with the FDIC, the new bank exercised its right to purchase certain securities and the buildings, real estate, furniture, fixtures and equipment of the failed bank. The acquisition costs of these assets were determined by independent appraisal. Since acquisition date, $34,400,000 of additional loans were acquired from the FDIC.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.       BUSINESS ACQUISITIONS (CONTINUED)

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

                                                                                  2001          Hartford-Carlisle
                                                                              Acquisitions        Savings Bank
                                                                           ----------------------------------------

Assets acquired:
  Securities                                                                        $126,333                $862
  Loans receivable                                                                   578,167                 139
  Other assets                                                                        10,172                  12
  Premises and equipment                                                              15,612                   -
  Mortgage servicing rights                                                            3,825                   -
  Core deposit intangible                                                              6,775                   -
  Cost in excess of net assets acquired                                               33,433               5,500

Liabilities assumed:
  Deposits                                                                         (598,292)            (69,846)
  Common stock issued                                                               (27,544)                   -
  Preferred stock issued                                                            (10,000)                   -
  Other liabilities                                                                 (94,662)               (619)
                                                                           ----------------------------------------
       Net cash and cash equivalents paid                                           $43,819            $(63,952)
                                                                           ========================================


NOTE 3.       RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company's banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $4,010,000 and $6,515,000 at June 30, 2001 and 2000 respectively.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4.       SECURITIES AVAILABLE FOR SALE

Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are summarized are follows:

                                                                    June 30, 2001 (In Thousands)
                                                     --------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                       Cost            Gains           Losses           Value
                                                     --------------------------------------------------------------
U.S. Treasury securities                               $26,061            $627              $ -          $26,688
U.S. Government agencies and
  corporations, including
  mortgage-backed securities                           186,890           3,474            (248)          190,116
States and political subdivision
  securities                                            24,622             297            (124)           24,795
Corporate debt securities                               15,474             381             (12)           15,843
Stock in Federal Home Loan Bank
  and Federal Reserve Bank                               7,568               -                -            7,568
                                                     --------------------------------------------------------------
                                                      $260,615          $4,779           $(384)         $265,010
                                                     ==============================================================

                                                                    June 30, 2000 (In Thousands)
                                                     --------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                       Cost            Gains           Losses           Value
                                                     --------------------------------------------------------------
U.S. Treasury securities                                $6,942              $1            $(54)           $6,889
U.S. Government agencies and
  corporations, including
  mortgage-backed securities                           103,914             142          (2,880)          101,176
States and political subdivision
  securities                                            20,617              12            (521)           20,108
Corporate debt securities                                7,759              24            (126)            7,657
Stock in Federal Home Loan Bank
  and Federal Reserve Bank                               3,240               -                -            3,240
                                                      -------------------------------------------------------------
                                                      $142,472            $179         $(3,581)         $139,070
                                                      =============================================================

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
NOTE 4.       SECURITIES AVAILABLE FOR SALE (CONTINUED)

No ready market exists for the Federal Home Loan Bank and Federal Reserve Bank stock, and they have no quoted market value. For disclosure purposes, such stock is assumed to have a fair value which is equal to cost.

The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 2001, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                               Amortized
                                                                                  Cost            Fair Value
                                                                               ---------------------------------

Due in one year or less                                                           $35,810             $36,298
Due after one year through five years                                              51,396              53,335
Due after five years through ten years                                             15,621              15,871
Due after ten years                                                                17,025              16,968
Mortgage-backed securities                                                        133,195             134,970
                                                                               ----------           ---------
                                                                                 $253,047            $257,442
                                                                               ==========           =========

Proceeds from sales of securities available for sale were $44,074,000, $7,585,000, and $2,004,000 for the years ended June 30, 2001, 2000, and 1999, respectively. Gross gains of $133,000, $18,000 and $27,000 and gross losses of $0, $31,000 and $0 were realized on those sales for the years ended June 30, 2001, 2000, and 1999, respectively.

Securities with an amortized cost of approximately $191,106,000 and $95,195,000 at June 30, 2001 and 2000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 4.       SECURITIES AVAILABLE FOR SALE (CONTINUED)

The components of other comprehensive income - net unrealized gain (loss) on securities available for sale (in thousands) are as follows:

                                                                     -------------------------------------------------
                                                                        2001               2000               1999
                                                                     -------------------------------------------------

Unrealized holding gain (loss) arising
  during the period                                                   $6,396           $(2,540)           $(2,231)
Less reclassification adjustment for net
  (gain) loss realized in net income                                   (133)                 13               (27)
                                                                     -------------------------------------------------
        Net unrealized gain (loss) before
income taxes                                                           6,263            (2,527)            (2,258)
Income (taxes) benefit                                               (2,328)                695                475
Minority interest in unrealized (gain) loss                             (70)                 31                 23
                                                                     -------------------------------------------------
    Other comprehensive income - net change in
      unrealized gain (loss) on securities                            $3,865           $(1,801)           $(1,760)
                                                                     =================================================

NOTE 5.       LOANS RECEIVABLE

The composition of net loans receivable (in thousands) is as follows:

                                                                                       June 30,
                                                                                   ---------------------------------
                                                                                         2001                2000
                                                                                   ---------------------------------
Commercial and agricultural                                                          $912,611            $388,615
Real estate loans                                                                     172,786             135,033
Loans to individuals                                                                  215,071             106,499
Other loans                                                                             3,242               4,910
Unearned net loan fees                                                                  (661)               (300)
                                                                                   ---------------------------------
                                                                                    1,303,049             634,757
Allowance for loan losses                                                            (18,955)             (8,197)
                                                                                   ---------------------------------
                                                                                   $1,284,094            $626,560
                                                                                   =================================

Loans guaranteed by agencies of the U.S. government totaled $39,939,000 and $29,415,000 at June 30, 2001 and 2000, respectively.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.       LOANS RECEIVABLE (CONTINUED)

Information about impaired loans (in thousands) is as follows:

-
                                                                             As of and for the year ended
                                                                                       June 30,
                                                                    ------------------------------------------------------
                                                                        2001               2000               1999
                                                                    ------------------------------------------------------
Loans receivable for which there is a related
  allowance for loan losses                                          $14,090             $5,425             $2,423
Other impaired loans                                                       -                  -                  -
                                                                    ------------------------------------------------------
    Total impaired loans                                             $14,090             $5,425             $2,423
                                                                    ======================================================

Related allowance for loan losses                                       $872               $318               $269
Average monthly balance of impaired loans
  (based on month-end balances)                                       12,941              5,397              2,183
Interest income recognized on impaired loans                             782                 73                 81

Changes in the allowance for loan losses (in thousands) are as follows:

                                                                                     Years ended June 30,
                                                                    ------------------------------------------------------
                                                                        2001               2000               1999
                                                                    ------------------------------------------------------
Balance, beginning                                                    $8,197             $6,701             $6,276
    Provision charged to operating expense                             2,618              2,036              1,563
    Business acquisition (Note 2)                                     10,436                  -                  -
    Recoveries of amounts charged off                                    331                342                233
                                                                    ------------------------------------------------------
                                                                      21,582              9,079              8,072
    Amounts charged off                                              (2,627)              (882)            (1,234)
                                                                    ------------------------------------------------------
Balance, ending                                                      $18,955             $8,197             $6,838
                                                                    ======================================================

The balance at the end of 1999 does not equal the beginning of 2000 due to a change in reporting period (See Note 16).

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.       PREMISES AND EQUIPMENT

The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:

                                                            June 30,
                                                  ------------------------------------
                                                     2001                2000
                                                  ------------------------------------
Land                                               $5,653              $3,145
Buildings and building improvements                30,002              14,717
Furniture and equipment                            21,374               8,901
                                                  ------------------------------------
                                                   57,029              26,763
Less accumulated depreciation                    (19,994)             (9,087)
                                                  ------------------------------------
                                                  $37,035             $17,676
                                                  ====================================


NOTE 7.       MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances of these loans (in thousands) as of June 30, 2001 are summarized as follows:


Mortgage loan portfolios serviced for:
    GNMA                                                           $4,742
    FHLMC                                                          75,304
    FNMA                                                          788,032
    Other investors                                                94,021
                                                               ----------------
                                                                 $962,099
                                                               ================


Custodial escrow balances maintained in connection with the foregoing loan servicing, which are held by the Company, were approximately $3,220,000 at June 30, 2001. At June 30, 2001 the number of mortgage loan pools serviced for GNMA totaled 6.

Following is an analysis of the changes in the mortgage servicing rights for the year ended June 30, 2001:


Balance at the beginning of period                                  $  -
  Additions                                                       18,670
  Sales                                                               (1)
  Amortization                                                      (266)
  Valuation adjustment                                               (37)
                                                               ---------------
Balance at end of period                                         $18,366
                                                               ===============


Mortgage servicing rights had an estimated fair value of $18,435,000 at June 30, 2001. Avaluation allowance totaling $37,000 was recorded at June 30, 2001.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 8.       DEPOSITS

The composition of deposits (in thousands) is as follows:

                                                                                                June 30,
                                                                                -----------------------------------------
                                                                                         2001                2000
                                                                                -----------------------------------------
Noninterest bearing demand                                                           $161,409             $65,896
NOW accounts, money market and savings                                                460,882             208,565
Time certificates, $100,000 or more                                                   233,531             101,942
Other time certificates                                                               565,268             315,132
                                                                                -----------------------------------------
                                                                                   $1,421,090            $691,535
                                                                                =========================================
At June 30,2001, the scheduled maturities of time certificates (in thousands)
are as follows:

Year ending June 30,
---------------------------------------------------------------------
2001                                                  $539,623
2002                                                   221,205
2003                                                    23,301
2004 - 2005                                             14,437
2006 and thereafter                                        233
                                                     ----------------
                                                      $798,799
                                                     ================


NOTE 9.       FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE

Federal funds purchased totaled $1,699,000 and $1,277,000 at June 30, 2001 and 2000, respectively.

Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date totaled $61,512,000 and $21,640,000 at June 30, 2001 and 2000, respectively. Securities underlying the agreements had an amortized cost of approximately $61,847,000 and $24,328,000, and fair value of approximately $67,100,000 and $23,712,000 at June 30, 2001 and 2000
respectively. The Company holds the securities. For the years ended June 30, 2001, 2000 and 1999, respectively, the maximum month-end balance of the agreements was $65,420,000, $23,107,000 and $21,901,000, and they had an average balance of $53,893,000, $19,058,000 and $19,737,000 and an average interest rate of 5.8%, 4.8% and 4.4%.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10.      NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                         2001                2000
                                                                                   -------------------------------------

Subordinated capital notes to Capital Investors, LLC, due March 2011, interest
  paid quarterly at prime rate plus 100 basis points, unsecured (1)                   $35,000                 $ -
Subordinated capital notes, to shareholders, due
  December 2010, 10% interest paid quarterly                                            1,200                   -
Notes payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments
  of $2,250,000 due in April of each year, secured by stock in
  subsidiary banks                                                                      9,750               2,300
Notes payable to Federal Home Loan Bank, interest rates
  from 4.23% to 6.9% and maturity dates from July 2001
  to December 2013, secured by real estate  loans and
  Federal Home Loan Bank stock                                                         70,696              48,632
Notes payable to Federal Reserve Bank,
  consisting of treasury, tax and loan deposits,
  due on demand                                                                         1,084               4,828
                                                                                   -------------------------------------
                                                                                     $117,730             $55,760
                                                                                   =====================================

(1) Capital Investors, LLC is owned by certain stockholders of the Company.

The Company has a $5,000,000 line of credit from an unaffiliated bank, secured by stock in subsidiary banks, with a maturity date of March 23, 2002.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 10.      NOTES PAYABLE

As of June 30, 2001, notes payable are due or callable (whichever is earlier) as follows (in thousands):


Year ending June 30,
-------------------------------------------------------------------------------------

2002                                                                   $47,542
2003                                                                     8,107
2004                                                                     1,294
2005                                                                       337
2006                                                                    14,500
Thereafter                                                              45,950
                                                                  --------------------
                                                                      $117,730
                                                                  ====================


NOTE 11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

The Company issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of Spectrum Capital Trust I on August 18, 1999. Cumulative cash distributions are calculated at a 10.0% annual rate. The Company issued 2,760,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust II on March 19, 2001. Cumulative cash distributions bear a 9.75% annual rate. Distributions on both series are paid quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond thirty years from the issuance date. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to shorten the maturity date to a date not earlier than five years from the maturity date. The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common and preferred stock.

The sole asset of Spectrum capital Trust I is $21,031,000 of 10.0% junior subordinated deferrable interest debentures issued by Company. The sole asset of Spectrum Capital Trust II is $28,454,000 of 9.75% junior subordinated deferrable interest debentures issued by the Company. The maturity provisions of the debentures are similar in term to the respective preferred securities. The Company's obligation under the debentures and relevant trust agreements constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the preferred securities.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.      INCOME TAX MATTERS

The provision for income taxes charged to operations consists of the following (in thousands):

                                                                                     Years Ended June 30,
                                                                     -----------------------------------------------------
                                                                        2001               2000               1999
                                                                     -----------------------------------------------------

Currently paid or payable:
  Federal                                                             $4,757             $4,470             $3,588
  State                                                                  885                773                670
Deferred (benefit)                                                     (720)              (803)              (169)
                                                                     -----------------------------------------------------
                                                                      $4,922             $4,440             $4,089
                                                                     =====================================================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following
(in thousands):

                                                                                     Years Ended June 30,
                                                                      ----------------------------------------------------
                                                                        2001               2000               1999
                                                                      ----------------------------------------------------
Computed "expected" tax expense                                       $5,202             $4,927             $4,424
Increase (decrease) in income taxes
  resulting from:
    Benefit of income taxed at lower rates                             (100)              (100)              (112)
    Tax exempt interest income                                         (527)              (325)              (289)
    State income tax, net of federal benefit                             575                463                383
    Effect of Citizens Corporation income not
      subject to Federal tax due to
      S-corporation election                                           (320)              (519)              (423)
    Goodwill amortization                                                222                  -                  -
    Other                                                              (130)                (6)                106
                                                                      ----------------------------------------------------
                                                                      $4,922             $4,440             $4,089
                                                                      ====================================================

Net deferred tax assets (liabilities) (in thousands) consist of the following components:

                                                                                                 June 30,
                                                                                ------------------------------------------
                                                                                         2001                2000
                                                                                ------------------------------------------

Deferred tax assets:
  Allowance for loan losses                                                            $5,970              $2,303
  Securities available for sale                                                             -                 979
  Deferred compensation                                                                   229                 155
  Net operating loss carry forward                                                        676                   -
  Deposits                                                                                371                   -
  Other                                                                                    11                  72
                                                                                ------------------------------------------
                                                                                        7,257               3,509
                                                                                ------------------------------------------
Deferred tax liabilities:
  Premises and equipment                                                              (2,350)               (777)
  Securities available for sale                                                       (1,661)                   -
  Core deposit intangible                                                             (2,174)                   -
  Other                                                                                 (589)               (581)
                                                                                ------------------------------------------
                                                                                      (6,774)             (1,358)
                                                                                ------------------------------------------
                                                                                         $483              $2,151
                                                                                ==========================================


In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets. The deferred tax asset amounts above include no valuation allowance.

Retained earnings at June 30, 2001 includes approximately $1,107,000 related to the pre-1998 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized. If the Company no longer qualifies as a bank or in the event of a liquidation of the Company, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $376,000 at June 30, 2001.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13.      DEFERRED COMPENSATION

The Company has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior death or disability. The level of payments is dependent upon the Company's earnings during employment. The net present value of the payments is being accrued over the respective employees' expected employment service period. Deferred compensation charged to expense during the years ended June 30, 2001, 2000, and 1999 was $190,000, $125,000 and $127,000, respectively, with a total amount accrued as of June 30, 2001 and 2000 of $575,000 and $407,000, respectively.


NOTE 14.      PROFIT SHARING PLAN

The Company participates in a multiple employer 401(k) profit sharing plan (the
Plan). All employees are eligible to participate beginning with the first eligibility date following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $686,000, $380,000 and $311,000 to the Plan for the years ended June 30, 2001, 2000 and 1999 respectively.


NOTE 15.      REGULATORY RESTRICTIONS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 2001.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.      REGULATORY RESTRICTIONS (CONTINUED)

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

                                                                                                         To Be Well
                                                                              For Capital             Capitalized Under
                                                                               Adequacy               Prompt Corrective
                                                      Actual                  Purposes (a)          Action Provisions (a)
                                            ------------------------------------------------------------------------------
                                               Amount        Ratio        Amount        Ratio        Amount        Ratio
                                            ------------------------------------------------------------------------------

As of June 30, 2001
Total capital (to risk-weighted assets):
  Consolidated                                $151,603      11.2%        $108,539       8.0%            N/A         N/A
  Citizens Bank, Mount Ayr                      23,255       13.3          14,038        8.0         17,548       10.0%
  Citizens Bank of Princeton                     3,739       13.6           2,203        8.0          2,753        10.0
  F&M Bank                                      34,771       10.7          25,932        8.0         32,459        10.0
  Rushmore Bank & Trust                         21,273       11.4          14,916        8.0         18,646        10.0
  Citizens Bank, Clive                           7,311       13.5           4,339        8.0          5,423        10.0
  Great Western Bank                            64,517       11.0          46,781        8.0         58,476        10.0

Tier I capital (to risk-weighted assets):
  Consolidated                                  82,219        6.1          54,269        4.0            N/A         N/A
  Citizens Bank, Mount Ayr                      21,045       12.0           7,019        4.0         10,529         6.0
  Citizens Bank of Princeton                     3,394       12.3           1,101        4.0          1,652         6.0
  F&M Bank                                      31,232        9.6          12,966        4.0         19,475         6.0
  Rushmore Bank & Trust                         18,941       10.2           7,458        4.0         11,187         6.0
  Citizens Bank, Clive                           6,632       12.2           2,169        4.0          3,254         6.0
  Great Western Bank                            57,196        9.8          23,390        4.0         35,805         6.0

Tier I capital (to average assets):
  Consolidated                                  82,219        4.9          67,420        4.0            N/A         N/A
  Citizens Bank, Mount Ayr                      21,045        8.8           9,567        4.0         11,959         5.0
  Citizens Bank of Princeton                     3,394        9.1           1,491        4.0          1,864         5.0
  F&M Bank                                      31,232        7.3          17,076        4.0         21,366         5.0
  Rushmore Bank & Trust                         18,941        8.1           9,397        4.0         11,746         5.0
  Citizens Bank, Clive                           6,632        9.7           2,722        4.0          3,403         5.0
  Great Western Bank                            57,196        8.5          26,763        4.0         33,453         5.0

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.      REGULATORY RESTRICTIONS (CONTINUED)


                                                                                                        To Be Well
                                                                             For Capital             Capitalized Under
                                                                              Adequacy               Prompt Corrective
                                                     Actual                  Purposes (a)          Action Provisions (a)
                                           -------------------------------------------------------------------------------
                                               Amount       Ratio         Amount       Ratio         Amount      Ratio
                                           -------------------------------------------------------------------------------
As of June 30, 2000:
Total capital (to risk-weighted assets):
  Consolidated                                 $72,654      11.6%         $50,374       8.0%            N/A         N/A
  Citizens Bank, Mount Ayr                      14,453       11.5          10,093        8.0         12,617       10.0%
  Citizens Bank of Princeton                     3,499       12.6           2,236        8.0          2,796        10.0
  F&M Bank                                      29,706       11.5          20,743        8.0         25,929        10.0
  Rushmore Bank & Trust                         19,151       10.9          14,032        8.0         17,540        10.0
  Citizens Bank, Clive                           5,465       12.9           3,390        8.0          4,237        10.0

Tier I capital (to risk-weighted assets):
  Consolidated                                  61,436        9.8          25,187        4.0            N/A         N/A
  Citizens Bank, Mount Ayr                      13,282       10.5           5,047        4.0          7,570         6.0
  Citizens Bank of Princeton                     3,150       11.3           1,118        4.0          1,677         6.0
  F&M Bank                                      26,614       10.3          10,372        4.0         15,558         6.0
  Rushmore Bank & Trust                         17,100        9.8           7,016        4.0         10,524         6.0
  Citizens Bank, Clive                           4,935       11.7           1,695        4.0          2,542         6.0

Tier I capital (to average assets):
  Consolidated                                  61,436        7.2          34,048        4.0            N/A         N/A
  Citizens Bank, Mount Ayr                      13,282        7.6           7,024        4.0          8,779         5.0
  Citizens Bank of Princeton                     3,150        8.7           1,442        4.0          1,803         5.0
  F&M Bank                                      26,614        7.8          13,574        4.0         16,967         5.0
  Rushmore Bank & Trust                         17,100        8.1           8,400        4.0         10,500         5.0
  Citizens Bank, Clive                           4,935        6.9           2,846        4.0          3,557         5.0

(a) The amounts and ratios are minimums under the regulations. Prompt corrective action provisions only apply to the bank subsidiaries.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16.      MERGER OF CITIZENS CORPORATION AND SPECTRUM BANCORPORATION, INC.

On August 7, 2000, Spectrum Bancorporation, Inc. (Spectrum) issued 7,584 shares of its common stock in exchange for all outstanding common stock of Citizens Corporation (Citizens). Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities.

The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements (in thousands) are summarized below.

                                                                                           Years Ended June 30,
                                                                                   ---------------------------------------
                                                                                         2000                1999
                                                                                   ---------------------------------------

Interest income:
  Spectrum Bancorporation, Inc. and Subsidiaries                                      $55,572             $46,273
  Citizens Corporation and Subsidiary                                                   5,791               5,436
                                                                                   ---------------------------------------
     Combined                                                                         $61,363             $51,709
                                                                                   =======================================

Net income:
  Spectrum Bancorporation, Inc. and Subsidiaries                                      $7,586              $6,845
  Citizens Corporation and Subsidiary                                                  1,558               1,348
                                                                                   ---------------------------------------
     Combined                                                                         $9,144              $8,193
                                                                                   =======================================


Prior to the combination, Citizens' fiscal year ended December 31. In recording the combination, Citizens' financial statement for the twelve months ended June 30, 2000 were combined with Spectrum's financial statements for the same period. For previous periods, financial statements for Citizens' fiscal years ended December 31, 1999 and 1998 were combined with Spectrum's fiscal years ended June 30, 1999 and 1998, respectively. Citizens' unaudited results of operations for the six months ended December 31, 1999 included interest income of $2,831,000, net of income of $675,000, dividends paid of $138,000, and other comprehensive loss of $460,000. An adjustment has been made to stockholders' equity as of June 30, 2000 to eliminate the effect of including Citizens' results of operations for the six moths ended December 31, 1999 in both the years ended June 30, 2000 and 1999.


NOTE 17.      STOCK PURCHASE AND REDEMPTION AGREEMENT

The Company has entered into stock purchase agreements with two minority stockholders of its subsidiary banks under which the Company has the right of first refusal to purchase the minority shares of common stock offered for sale by each stockholder at a specified price. In addition, the Company has agreed to purchase the shares upon the death or termination of employment of each shareholder, and obligates the estate or shareholder to sell such shares. If the purchase occurred on June 30, 2001, the total purchase price would be approximately $2,442,000 which is recorded as a component of minority interest.

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

                                                               June 30,
                                                     ------------------------------
                                                       2001               2000
                                                     ------------------------------

Commitments to extend credit                          $217,260          $104,027
Letters of credit                                        3,730               965


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do no necessarily represent future cash requirements. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.

CONSTRUCTION IN PROGRESS: The Company has entered into contracts to complete construction of additional facilities. Total estimated costs to complete these projects is approximately $797,000 at June 30, 2001. Construction in progress is approximately $987,000 as of June 30, 2001.

CONTINGENCIES: In the normal course of business, the Company is involved in various legal proceedings. Except as described below, in the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

On November 21, 2000, certain purported class action members filed an amended petition in an action then pending in an Iowa district court in Lee County, Iowa against Thousand Adventures, Inc., also knows as TAI, to add as defendants 18 lenders, including Great Western Bank, with respect to retail installment sales contracts originated by TAI in connection with its sale of campground memberships. The amended petition alleges that more than 50,000 class members purchased campground memberships at a cost ranging from $990 to $10,000 and that TAI assigned the contracts outright or as collateral to the lenders. The primary claim of the amended petition appears to be that the lenders, as holders of the installment contracts, are subject to all claims the members had against TAI, which allegedly include breach of contract and consumer fraud, among other things. The amended petition seeks rescission of the campground memberships, an unspecified amount of damages, punitive damages, interest and attorneys' fees. In July of 1997 a default judgment was entered against TAI certifying the action against it as a class action. TAI is the debtor in a Chapter 7 bankruptcy proceeding pending in federal bankruptcy court in Iowa.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 18.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

On December 19, 2000, Great Western Bank removed the lawsuit to federal district court in Iowa. The purported class action plaintiffs have filed a motion, which Great Western Bank plans to resist, to remand the lawsuit to the Iowa district court in Lee County. No discovery has been conducted with respect to the claim against Great Western Bank. Great Western Bank denies any wrongdoing and plans to vigorously contest all aspects of this lawsuit including whether the case can properly proceed as a class action. In the event the lawsuit is determined adversely to Great Western Bank, it could have material adverse effect on the financial condition or results of operations of Great Western Bank, but the amount of the alleged damages is unspecified and cannot now be accurately estimated by the Company.

FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK BY GEOGRAPHIC LOCATION:
A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the economy in eastern Nebraska, northern Missouri, Iowa and South Dakota. Although the Company's loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance to loan losses.


NOTE 19.      TRANSACTIONS WITH RELATED PARTIES

Total loans to related parties were approximately $28,909,000 and $6,779,000 at June 30, 2001 and 2000, respectively. The increase in loans to related parties is due to approximately $7,000,000 in related party loans from the acquisition of Great Western Bank and additional advances of approximately $15,000,000 by the bank subsidiaries. The Company had participation loans sold of approximately $10,152,000 and participations loans purchased of approximately $26,566,000 at June 30, 2000, with Great Western Bank which was partially owned by a stockholder of the Company. These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 20.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The estimated fair values of the Company's financial instruments are (in thousands) as follows:

                                                                             June 30,
                                                       -------------------------------------------------------------------
                                                                    2001                             2000
                                                       -------------------------------------------------------------------
                                                          Carrying                         Carrying
                                                           Amount        Fair Value         Amount         Fair Value
                                                       -------------------------------------------------------------------
Financial Assets
  Cash and due from banks                                 $55,744         $55,744          $26,037          $26,037
  Federal funds sold                                       50,692          50,692           15,089           15,089
  Certificates of deposit                                   1,533           1,533            2,772            2,772
  Securities                                              265,010         265,010          139,070          139,070
  Loans receivable                                      1,284,094       1,287,706          626,560          622,894
  Accrued interest receivable                              14,454          14,454            8,740            8,740

Financial Liabilities
  Deposits                                              1,421,090       1,432,603          691,535          688,861
  Federal funds purchased and
    securities sold under
    agreements to repurchase                               63,211          63,211           22,917           22,917
  Notes payable                                           117,730         118,630           55,760           54,781
  Company obligated mandatorily
    redeemable preferred securities                        48,000          48,778           20,400           20,400
  Accrued interest payable                                 14,867          14,867            7,151            7,151


The estimated fair value of commitments to extend credit and letters of credit at June 30, 2001 and 2000 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2001 and 2000.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and the change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 21.      CONDENSED FINANCIAL STATEMENTS-PARENT COMPANY ONLY

The following presents condensed parent company only financial statements for Spectrum Bancorporation, Inc.


                            Condensed Balance Sheets
                                 (In thousands)


                                                               June 30,
                                                    ----------------------------------
                                                         2001                2000
                                                    ----------------------------------

Assets
  Cash                                                 $3,288              $1,019
  Investment in subsidiaries                          186,990              68,536
  Other assets                                          8,925               2,152
                                                    ----------------------------------
    Total assets                                     $199,203             $71,707
                                                    ==================================

Liabilities
  Notes payable                                       $95,435             $23,331
  Accounts payable and accrued liabilities              6,842                 554
                                                    ----------------------------------
    Total liabilities                                 102,277              23,885
                                                    ----------------------------------

Stockholders' Equity
  Preferred stock                                      11,700               1,700
  Common stock                                            125                  79
  Additional paid-in capital                            2,064               2,069
  Retained earnings                                    80,792              46,331
  Accumulated other comprehensive income (loss)         2,245             (2,357)
                                                    ----------------------------------
    Total stockholders' equity                         96,926              47,822
                                                    ----------------------------------
    Total liabilities and stockholders' equity       $199,203             $71,707
                                                    ==================================

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 21.      CONDENSED FINANCIAL STATEMENTS-PARENT COMPANY ONLY (CONTINUED)

                         Condensed Statements of Income
                                 (In thousands)

                                                                                   Years ended June 30,
                                                                    ------------------------------------------------------
                                                                        2001               2000               1999
                                                                    ------------------------------------------------------

Income:
  Dividends received from subsidiaries                                $5,111             $4,336             $3,531
  Real estate brokerage commissions                                       18                114                 18
  Interest                                                                99                 99                 85
  Other                                                                  265                 97                  9
                                                                    ------------------------------------------------------
    Total income                                                       5,493              4,646              3,643
                                                                    ------------------------------------------------------

Expense:
  Salaries and employee benefits                                         317                199                114
  Interest                                                             4,911              2,067                958
  Amortization of core deposit and
    other intangibles                                                    408                 68                 56
  Amortization of cost in excess of net
    assets acquired                                                      565                  -                  -
  Other                                                                  423                321                196
                                                                    ------------------------------------------------------
    Total expenses                                                     6,624              2,655              1,324
                                                                    ------------------------------------------------------

  Income (loss) before income tax (benefit)
    and equity in undistributed income
    of subsidiaries                                                  (1,131)              1,991              2,319
 Income tax (benefit)                                                 (1,995)              (715)              (352)
                                                                    ------------------------------------------------------
  Income before equity in undistributed
    income of subsidiaries                                               864              2,706              2,671
Equity in undistributed income of subsidiaries                         8,554              6,438              5,522
                                                                    ------------------------------------------------------
    Net income                                                        $9,418             $9,144             $8,193
                                                                    ======================================================

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 21.      CONDENSED FINANCIAL STATEMENTS-PARENT COMPANY ONLY (CONTINUED)

                       Condensed Statements of Cash Flows
                                 (In thousands)


                                                                                      Years ended June 30,
                                                                   -------------------------------------------------------
                                                                        2001               2000               1999
                                                                   -------------------------------------------------------

Cash flows from operating activities:
  Net income                                                          $9,418             $9,144             $8,193
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      2,110                 35                 60
    Equity in undistributed income of subsidiaries                   (8,554)            (6,438)            (5,522)
    Changes in deferrals and accruals:
      Other assets                                                   (2,796)                 13              (353)
      Accounts payable and accrued liabilities                         5,228                208                 48
                                                                   -------------------------------------------------------
  Net cash provided by (used in)
    operating activities                                               5,406              2,962              2,426
                                                                   -------------------------------------------------------

Cash flows from investing activities:
  Investment in subsidiary                                           (1,250)           (10,631)                  -
  Business acquisitions                                             (70,711)                  -                  -
  Purchase of securities available for sale                            (134)
  Other                                                                 (21)                  -                  -
                                                                   -------------------------------------------------------
    Net cash (used in) investing activities                         (72,116)           (10,631)                  -
                                                                   -------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                                         75,454             24,031                810
  Payments on notes payable                                          (4,550)           (13,168)            (2,153)
  Incur debt issuance costs                                          (1,402)            (1,061)                  -
  Proceeds from sale (purchase)
    of minority interest                                                   -                  -              (153)
  Dividends paid                                                       (445)            (1,137)            (1,063)
  Stock purchased for retirement                                        (78)               (75)               (72)
                                                                   -------------------------------------------------------
    Net cash provided by (used in)
      financing activities                                            68,979              8,590            (2,631)
                                                                   -------------------------------------------------------
    Net increase (decrease) in cash                                    2,269                921              (205)
Cash at beginning of period                                            1,019                 98                245
                                                                    ------------------------------------------------------
Cash at end of period                                                 $3,288             $1,019                $40
                                                                    ======================================================

NOTE 22.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except earnings per share data)

                                                                          Year Ended June 30, 2001
                                                       -------------------------------------------------------------------
                                                          First           Second           Third            Fourth
                                                       -------------------------------------------------------------------

Total interest income                                     $18,883         $19,460          $20,173          $33,153
Net interest income                                         8,601           8,145            8,623           14,475
Provision for loan losses                                     512             540              298            1,268
Net income                                                  2,686           1,991            2,059            2,682
Basic earnings per common share                             33.49           24.70            24.30            21.11

                                                                          Year Ended June 30, 2000
                                                       -------------------------------------------------------------------
                                                          First           Second           Third            Fourth
                                                       -------------------------------------------------------------------
Total interest income                                     $13,882         $13,909          $15,702          $17,870
Net interest income                                         7,093           6,591            7,279            8,885
Provision for loan losses                                     411             418              758              449
Net income                                                  2,386           2,152            2,080            2,526
Basic earnings per common share                             29.65           26.69            25.79            31.44