Form 10-Q
period 2001-09-30
SPECTRUM BANCORPORATION INC
filed 2001-11-05
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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

           Class                                Outstanding at November 5, 2001
Common Stock, $1.00 par value                            125,267 shares

                          SPECTRUM BANCORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                         PERIOD ENDED September 30, 2001


PART I:  FINANCIAL INFORMATION                                         PAGE
     ITEM 1:  FINANCIAL STATEMENTS

          Consolidated Balance Sheets at September 30, 2001
          and June 30, 2001 (unaudited) .......................................3

          Consolidated  Statements  of  Income  - Three  months
          ended September 30, 2001   and   September 30, 2000
          (unaudited)..........................................................4

          Consolidated Statements of Cash Flows - Three months ended
          September 30, 2001 and September 30, 2000 (unaudited) ...............5

          Notes to Consolidated Financial Statements...........................6

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATION........................................................8

     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......10

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS...............................................10

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................11

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................11

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.........................................................11

     ITEM 5:  OTHER INFORMATION...............................................11

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K................................11

              SIGNATURES......................................................11

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands except share data)
                                   (unaudited)


                                                                                   September 30,           June 30,
                                                                                       2001                 2001
                                                                                -------------------  -------------------
                                  Assets
Cash and due from banks                                                                 $   42,920           $   55,744
Federal funds sold                                                                          41,036               50,692
                                                                                -------------------  -------------------
         Total cash and cash equivalents                                                    83,956              106,436

Certificates of deposit                                                                      5,732                1,533
Securities available for sale                                                              265,704              265,010
Loans receivable, net                                                                    1,308,182            1,284,094
Premises and equipment, net                                                                 38,737               37,035
Accrued interest receivable                                                                 15,233               14,454
Core deposit intangibles and other                                                           6,178                6,727
Goodwill                                                                                    40,097               40,097
Mortgage servicing rights                                                                   13,138               18,366
Other assets                                                                                 8,957                8,370
                                                                                -------------------  -------------------
                                                                                        $1,785,914           $1,782,122
                                                                                ===================  ===================

                   Liabilities and Stockholders' Equity
Liabilities:
    Deposits
       Non interest bearing                                                             $  167,901           $  161,409
       Interest bearing                                                                  1,248,217            1,259,681
                                                                                -------------------  -------------------
         Total deposits                                                                  1,416,118            1,421,090
    Federal funds purchased and securities sold
      under agreements to repurchase                                                        78,569               63,211
    Notes payable                                                                          118,702              117,730
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trust
      holding solely subordinated debentures                                                48,000               48,000
    Accrued interest and other liabilities                                                  20,948               30,837
                                                                                -------------------  -------------------
                                                                                         1,682,337            1,680,868
                                                                                -------------------  -------------------

Minority interest in subsidiaries                                                            4,507                4,328
                                                                                -------------------  -------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10%
     noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative,
     nonvoting                                                                              11,700               11,700
     Common stock, $1.00 par value, authorized
     1,000,000 shares, issued and outstanding
     125,267 shares                                                                            125                  125
     Additional paid in capital                                                              2,064                2,064
     Retained earnings                                                                      81,379               80,792
     Accumulated other comprehensive income (loss)                                           3,802                2,245
                                                                                -------------------  -------------------
         Total stockholders' equity                                                         99,070               96,926
                                                                                -------------------  -------------------

                                                                                        $1,785,914           $1,782,122
                                                                                ===================  ===================


                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                                     September 30,        September 30,
                                                                                         2001                 2000
                                                                                 -------------------- --------------------
Interest income on:
    Loans receivable                                                                         $28,264              $16,110
    Taxable securities                                                                         3,719                2,267
    Nontaxable securities                                                                        271                  240
    Dividends on securities                                                                       87                   61
    Federal funds sold and other                                                                 529                  205
                                                                                 -------------------- --------------------
                                                                                              32,870               18,883
                                                                                 -------------------- --------------------
Interest expense on:
    Deposits                                                                                  13,921                8,507
    Federal funds purchased and securities sold
     under agreements to repurchase                                                              595                  330
    Notes payable and company obligated mandatorily
     redeemable preferred securities                                                           3,097                1,445
                                                                                 -------------------- --------------------
                                                                                              17,613               10,282
                                                                                 -------------------- --------------------

         Net interest income                                                                  15,257                8,601
Provision for loan losses                                                                      1,161                  512
                                                                                 -------------------- --------------------

         Net interest income after provision for loan
          losses                                                                              14,096                8,089
                                                                                 -------------------- --------------------
Other income:
   Service charges and other fees                                                              2,513                1,355
   Net gains from sale of loans                                                                  496                  183
   Loan servicing fees                                                                           881                    0
   Gain (loss) on securities, net                                                                115                   13
   Trust department income                                                                       380                   74
   Other                                                                                         793                  382
                                                                                 -------------------- --------------------
                                                                                               5,178                2,007
                                                                                 -------------------- --------------------
Other expenses:
  Salaries and employee benefits                                                               6,730                3,241
  Occupancy expenses, net                                                                        900                  393
  Data processing                                                                                754                  498
  Equipment expenses                                                                             622                  226
  Advertising                                                                                    566                  317
  Amortization of goodwill                                                                         0                  178
  Amortization of core deposit intangible and other                                              549                    6
  Amortization of mortgage servicing rights                                                    4,794                    0
  Other operating expenses                                                                     2,280                1,254
                                                                                 -------------------- --------------------
                                                                                              17,195                6,113
                                                                                 -------------------- --------------------

         Income before income taxes and minority interest
           in net income of subsidiaries                                                       2,079                3,983
Income taxes                                                                                     722                1,176
                                                                                 -------------------- --------------------

         Income before minority interest in net
           income of subsidiaries                                                              1,357                2,807
Minority interest in net income of subsidiaries                                                  224                  121
                                                                                 -------------------- --------------------

       Net income                                                                             $1,133               $2,686
                                                                                 ===================  ===================

Basic earnings per common share                                                                $6.18               $33.49
                                                                                 ===================  ===================

Dividends per share declared on common stock                                                   $1.50               $15.81
                                                                                 ===================  ===================

Weighted average shares outstanding                                                          125,267               79,068
                                                                                 ===================  ===================

                  See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                           For The Three Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                     September 30,       September 30,
                                                                                         2001                2000
                                                                                   ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      $   6,408             $   (779)
                                                                                   ------------------ --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   available for sale                                                                         27,769                7,829
 Purchase of securities available for sale                                                   (26,791)              (1,347)
 Proceeds from maturities of certificates of deposit                                               0                1,588
 Purchase of certificates of deposit                                                          (4,199)                   0
 Proceeds from sale of other real estate owned                                                     9                    0
 Business acquisitions (See below)                                                                 0                 (238)
 Net increase in loans                                                                       (24,754)              (7,095)
 Proceeds from sale of premises and equipment                                                      6                    1
 Purchase of premises and equipment                                                           (2,542)                (988)
                                                                                   ------------------ --------------------
  NET CASH (USED IN) INVESTING ACTIVITIES                                                    (30,502)                (250)
                                                                                   ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                                     (4,972)              14,132
 Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                                        15,358                  628
 Proceeds from notes payable                                                                   6,415               45,503
 Principal payments on notes payable                                                          (5,443)             (45,323)
 Payment of other liabilities                                                                 (9,144)                   0
 Dividends paid, including ($54) and ($12) paid to
   minority interest, respectively                                                              (600)                (100)
                                                                                   ------------------ --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   1,614             $ 14,840
                                                                                   ------------------ --------------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (22,480)              13,811
Cash and cash equivalents:
  Beginning                                                                                  106,436               41,126
                                                                                   ------------------ --------------------
  Ending                                                                                      83,956             $ 54,937
                                                                                   ================== ====================
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                               $  21,601             $  9,761
    Income taxes                                                                               1,010                    0

Supplemental Schedules of Noncash Investing and
  Financing Activities:
  Net change in unrealized gain (loss) on
    securities available for sale                                                              1,557                1,297
     Dividend declared in the form of notes payable                                                0                1,200
  Reduction of other liabilities related to mortgage
     servicing
     rights purchased                                                                            434                    0

Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
   Securities                                                                                                    $ 10,055
   Loans receivable                                                                                                48,989
   Other assets                                                                                                     2,197
   Premises and equipment                                                                                           1,301
   Cost in excess of net assets acquired                                                                            2,411
Liabilities assumed
   Deposits                                                                                                       (59,496)
   Other liabilities                                                                                               (5,219)
                                                                                                      --------------------
Net cash and cash equivalents used                                                                               $    238
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

          The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; F&M Bank (95.6% owned), which is chartered in Watertown, South Dakota; Rushmore Bank & Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank, Mount Ayr (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank, Clive (95.2% owned), which is chartered in Clive, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; Spectrum Banc Service Corporation (100.0% owned by bank subsidiaries, excluding Great Western Bank), a data processing organization; Spectrum Capital Trust I (100.0% owned); and Spectrum Capital Trust II (100.0% owned). Rushmore Bank & Trust also owns 99.0% of Ameriloan, LLC, a loan origination company, which is currently inactive. Great Western Bank also owns 100.0% of GW Leasing, Inc., a leasing company.

          The June 30, 2001 consolidated balance sheet has been derived from the audited balance sheet as of that date for the Company. The consolidated financial statements as of September 30, 2001 and for the three months ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Results for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

     2.   Earnings per common share.

          Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $359,000 and $38,000 in each of the three months ended September 30, 2001 and 2000, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

          Comprehensive income was $2,690,000 and $3,983,000 for the three months ended September 30, 2001 and 2000. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

     4.   Intangible Assets.

          In 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.

          As of July 1, 2001, the Company has identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining amortized intangible assets is 6 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The Company has not completed the first step of the goodwill impairment test, but will perform the test during the second quarter of fiscal year 2002.

          Had the provisions of SFAS 141 and 142 been applied for the three months ended September 30, 2000, the Company's net income and net income per share would have been as follows (in thousands):


                                                                            Net Income         Per Shares
                                                                           -------------      -------------
                          Net Income:
                            As reported                                          $2,686             $33.49
                            Add: Amortization of goodwill                           178               2.25
                                                                           ------------       ------------

                              Pro forma net income                               $2,864             $35.74
                                                                           =============      =============


                                                SEPTEMBER 30, 2001                           JUNE 30, 2001
                                                ------------------                           -------------
                                                                       (in thousands)
                                      Gross                                     Gross
                                    Carrying      Accumulated                   Carrying      Accumulated
                                     Amount      Amortization     Impairment     Amount      Amortization     Impairment
                                     ------      ------------     ----------      ------     ------------     ----------
Amortized intangible assets:
  Mortgage servicing rights            $20,751         $(3,559)       $(4,054)     $21,185         $(2,782)          $(37)
  Core deposit intangibles &
     other                               7,379          (1,201)            (0)       7,379            (652)            (0)
                                   -----------     -----------    -----------  -----------     -----------    -----------

       Total intangible  assets        $28,130         $(4,760)        (4,054)     $28,564         $(3,434)          $(37)
                                   ===========     ===========    ===========  ===========     ===========    ===========

          Amortization of intangible assets for the three months ended September 30, 2001 was $5,343,000. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005, and 2006 is $4,642,000,
$4,711,000, $3,765,000, $2,809,000 and $1,946,000, respectively.

          During the three months ended September 30, 2001, a valuation allowance of $4,054,000 has been recognized and included in amortization expense and accumulated amortization due to a change in the estimated prepayment rates of mortgage servicing rights caused by a declining interest rate environment. The effect of this valuation allowance was to decrease net income for the period by $2,611,000, equal to $20.84 per average common share outstanding. A continuing decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarterly period.

     5.   Legal Proceedings

          Spectrum and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Except as described below, management of Spectrum believes there is no proceeding threatened or pending against Spectrum or its subsidiaries, which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of Spectrum.

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

          On October 19, 2001, in the Iowa District Court in Lee County, Iowa, Great Western Bank was dismissed as a defendant in the above-described action and was named as sole defendant in a new proceeding, all pursuant to a pending final settlement agreement. On October 19, 2001, the Court also gave its preliminary approval to this pending final settlement agreement. Notice of the pending settlement agreement has been mailed to members of the class, and a hearing to finally approve the pending settlement agreement has been scheduled for November 9, 2001. If the pending settlement agreement becomes final, the amount of potential claims Great Western Bank will be obligated to pay would not have a material adverse effect on the financial condition or results of operations of either Great Western Bank or Spectrum. In the event that the settlement agreement is not approved, and if the lawsuit were determined adversely to Great Western Bank, it might have a material adverse effect on the financial condition or results of operations of Great Western Bank and Spectrum. However, the amount of any alleged damages is unspecified and speculative, and cannot now be accurately estimated by Great Western Bank.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Total average assets were $1,790,620,000 for the three months ended September 30, 2001, compared to $891,024,000 for the three months ended September 30, 2000, a 101.0% increase. Average interest-earning assets were $1,633,837,000 for the three months ended September 30, 2001 and $819,344,000 for the three months ended September 30, 2000, representing a 90.4% increase. Assets increased primarily due to bank acquisitions, and internal loan growth funded by deposits received from customers.

          Total assets were $1,785,914,000 at September 30, 2001, an increase of $3,792,000 or 0.2% from June 30, 2001. Loans, net of unearned fees, grew $24,802,000 or 1.9% during the three months ended September 30, 2001 due to internal growth. Additional Federal Home Loan Bank ("FHLB") borrowings and cash and cash equivalents funded the loan growth.

          The allowance for loan losses increased to $19,669,000 at September 30, 2001 from $18,955,000 at June 30, 2001. The allowance represented 1.5% and 1.5% of total loans as of September 30, 2001 and June 30, 2001. The increase in allowance for loan losses was due primarily to an increase in loan loss provisions in the three months ended September 30, 2001. See "Provision for Loan Losses".

          For the three months ended September 30, 2001, the Company's annualized return on average assets ("ROA") was 0.3%, compared to 1.2% for the three months ended September 30, 2000. Return on average stockholders' equity ("ROE") for the three months ended September 30, 2001 and 2000 was 4.6% and 21.9%. The decrease in ROA and ROE is due primarily to a market adjustment loss in mortgage servicing rights acquired of $2,611,000 net of taxes taken in the quarter ended September 30, 2001.

          Cash and cash equivalents, certificates of deposit and securities available for sale totaled $355,392,000 or 19.9% of total assets at September 30, 2001, compared to $372,979,000 or 20.9%, at June 30, 2001. The decrease is primarily due to a payment of current liability, funding loan growth and a decrease in interest bearing deposits.

          At September 30, 2001, the Company's leverage ratio was 4.8%, Tier 1 risk-based capital ratio was 6.1%, and total risk-based capital ratio was 11.1%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At September 30, 2001, the Company had net risk-weighted assets of $1,380,859,000.

ACQUISITIONS

          On March 23, 2001 the Company acquired by merger Great Western Securities, a holding company for Great Western Bank, Omaha, Nebraska. Spectrum also acquired from an unrelated party the 4.67% of Great Western Bank, which Great Western Securities did not own. The merger was accounted for as a purchase. Assets of $650,159,000; loans, net of unearned fees, of

$518,399,000; and deposits of $505,981,000 were acquired. Following the acquisition, Great Western Bank is the largest subsidiary of the Company. Great Western Bank has 14 locations in the Omaha, Nebraska area.

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

          The remaining 50% of the common stock of Great Western Securities, all of its outstanding preferred stock and 4.67% of the common stock of Great Western Bank were acquired pursuant to the merger from Jack K. Harvey, an unrelated party, for a total of $58,348,384 in cash and $10,000,000 of Spectrum's series 3 nonvoting, non-cumulative perpetual preferred stock. The coupon of the Series 3 preferred stock at the issue date was 9% and will be adjusted each January 1 to a rate, which is one percent over the Prime Rate published in the Wall Street Journal. Coupon payments are payable semi-annually. This aspect of the merger was an arm's length transaction, which was negotiated by Mr. Hamann, on behalf of Spectrum, and Jack K. Harvey.

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

RESULTS OF OPERATION

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.

Net Interest Income

          Total interest income for the three months ended September 30, 2001 was $32,870,000, a 74.1% increase over $18,883,000 for the three months ended September 30, 2000. The increase was primarily the result of acquisitions.

          Total interest expense for the three months ended September 30, 2001 was $17,613,000, a 71.3% increase over $10,282,000 for the three months ended September 30, 2000. The increase was the result of bank acquisitions, which increased notes payable, subordinated debentures and other borrowings. Average total interest-bearing liabilities increased by $745,109,000 or 98.5% during the three months ended September 30, 2001 compared to the same period in fiscal 2001, primarily due to bank acquisitions.

          Net interest income was $15,257,000 for the three months ended September 30, 2001, compared to $8,601,000 for the same period in 2001, an increase of 77.4%. The Company's net interest margin decreased to 3.7% for the three months ended September 30, 2001 from 4.2% for the three months ended September 30, 2000. The decrease in the net interest margin was primarily caused by a slight decrease in the average cost of liabilities such as deposits and borrowings when compared to a larger decrease in average interest earned on assets such as federal funds sold, securities and loans.

Provision for Loan Losses

          The provision for loan losses for the three months ended September 30, 2001, was $1,161,000, compared to $512,000 for the three months ended September 30, 2000. The increase was primarily due to an increase in estimated loan losses.

Other Income

          Other income for the three months ended September 30, 2001 was $5,178,000, an increase of $3,171,000, or 158.0%, over the same period last fiscal year. The increase resulted primarily from increase in service charges and other fees and loan servicing fees due to bank acquisitions.

Other Expense

          Other expense for the three months ended September 30, 2001 was $17,195,000, an increase of $11,082,000, or 181.3%, over the same period last fiscal year. Amortization of mortgage servicing rights increased $4,794,000, and salaries and employee benefits expense increased $3,489,000. $4,054,000 of the amortization of mortgage servicing rights is the result of recognizing a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio caused by a declining interest rate environment. A continuing decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarterly period.

Income Taxes

          Income taxes for the three months ended September 30, 2001 and September 30, 2000 were $722,000 and $1,176,000. The effective tax rates for those periods were 34.7% and 29.5%. The effective tax rates are expected to be approximately 35% in the future. The increase in effective tax rate is due to merged company Citizens Corporation being an "S" Corporation at the time of merger in August 2000. Its merger into a "C" Corporation provided a reduction in federal income tax for the quarter ending September 30, 2000.

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

          There has not been a material change in the interest rate sensitivity of the Company during the three months ended September 30, 2001. As a result of a decrease in market mortgage interest rates, the Company recorded a valuation allowance for mortgage servicing rights of $2,611,000, net of taxes.

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

          On October 19, 2001, in the Iowa District Court in Lee County, Iowa, Great Western Bank was dismissed as a defendant in the above-described action and was named as sole defendant in a new proceeding, all pursuant to a pending final settlement agreement. On October 19, 2001, the Court also gave its preliminary approval to this pending final settlement agreement. Notice of the pending settlement agreement has been mailed to members of the class, and a hearing to finally approve the pending settlement agreement has be schedule for November 9, 2001. If the pending settlement agreement becomes final the amount of potential claims Great Western Bank will be obligated to pay would not have a material adverse effect on the financial condition or results of operations of either Great Western Bank or Spectrum. In the event that the settlement agreement is not approved, and if the lawsuit were determined adversely to Great Western Bank, it might have a material adverse effect on the financial condition or results of operations of Great Western Bank and Spectrum. However, the amount of any alleged damages is unspecified and speculative, and cannot now be accurately estimated by Great Western Bank.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5:   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPECTRUM BANCORPORATION, INC.


Date: November 5, 2001                  By:  /s/ Deryl F. Hamann
                                            -----------------------------------
                                            Deryl F. Hamann, Chairman and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)


(Authorized officer and principal financial officer of the registrant)

Date: November 5, 2001                  By:  /s/ James R. Clark
                                            -----------------------------------
                                            James R. Clark, CFO, Secretary
                                            and Treasurer