Form 10-Q
period 2001-12-31
SPECTRUM BANCORPORATION INC
filed 2002-02-01
CIK 1088381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to _______________

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

                    Class                    Outstanding at February 1, 2002

Common Stock, $1.00 par value                         125,267 shares

                          SPECTRUM BANCORPORATION, INC.
                      INDEX TO FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED DECEMBER 31, 2001

PART I:   FINANCIAL INFORMATION                                            PAGE

     ITEM 1:   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 2001
          and June 30, 2001 (unaudited) ..................................  3

          Consolidated Statements of Income - Three months ended
          December 31, 2001 and December 31, 2000 (unaudited) ............  4

          Consolidated Statements of Income - Six months ended
          December 31, 2001 and December 31, 2000 (unaudited) ............  5

          Consolidated Statements of Cash Flows - Six months ended
          December 31, 2001 and December 31, 2000 (unaudited) ............  6

          Notes to Consolidated Financial Statements .....................  7

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION ........................  9

     ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ............................................... 12

PART II:  OTHER INFORMATION

     ITEM 1:   LEGAL PROCEEDINGS ......................................... 13

     ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS ................. 13

     ITEM 3:   DEFAULTS UPON SENIOR SECURITIES ........................... 13

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....... 13

     ITEM 5:   OTHER INFORMATION ......................................... 13

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K .......................... 13

               SIGNATURES ................................................ 14

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                          December 31,     June 30,
                                                                              2001           2001
                                                                          ------------    ----------
                                     Assets
Cash and due from banks                                                    $   58,016     $   55,744
Federal funds sold                                                             41,106         50,692
                                                                           ----------     ----------
               Total cash and cash equivalents                                 99,122        106,436

Certificates of deposit                                                           696          1,533
Securities available for sale                                                 269,015        265,010
Loans receivable, net                                                       1,334,407      1,284,094
Premises and equipment, net                                                    38,646         37,035
Accrued interest receivable                                                    13,774         14,454
Intangibles assets                                                             10,478         11,692
Goodwill                                                                       35,132         35,132
Mortgage servicing rights                                                      13,027         18,366
Other assets                                                                   10,404          8,370
                                                                           ----------     ----------
                                                                           $1,824,701     $1,782,122
                                                                           ==========     ==========

                      Liabilities and Stockholders' Equity
Liabilities:
     Deposits
          Non interest bearing                                             $  209,579     $  161,409
          Interest bearing                                                  1,262,754      1,259,681
                                                                           ----------     ----------
               Total deposits                                               1,472,333      1,421,090
     Federal funds purchased and securities
       sold under agreements to repurchase                                     65,093         63,211
     Notes payable                                                            115,189        117,730
     Company obligated mandatorily redeemable
       preferred securities of subsidiary trust
       holding solely subordinated debentures                                  48,000         48,000
     Accrued interest and other liabilities                                    18,449         30,837
                                                                           ----------     ----------
                                                                            1,719,064      1,680,868
                                                                           ----------     ----------

Minority interest in subsidiaries                                               4,517          4,328
                                                                           ----------     ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $100 par value; 500,000 shares
       authorized; issued and outstanding: 9,000 shares of
       8% cumulative, nonvoting; 8,000 shares of 10%
       noncumulative, nonvoting; 100,000 shares of variable
       rate, noncumulative, nonvoting                                          11,700         11,700
     Common stock, $1.00 par value, authorized 1,000,000 shares,
       issued and outstanding 125,267 shares                                      125            125
     Additional paid in capital                                                 2,064          2,064
     Retained earnings                                                         85,112         80,792
     Accumulated other comprehensive income                                     2,119          2,245
                                                                           ----------     ----------
               Total stockholders' equity                                     101,120         96,926
                                                                           ----------     ----------

                                                                           $1,824,701     $1,782,122
                                                                           ==========     ==========

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                     December 31,   December 31,
                                                                         2001           2000
                                                                     ------------   ------------
Interest income on:
     Loans receivable                                                 $   27,222     $   16,223
     Taxable securities                                                    3,626          1,965
     Nontaxable securities                                                   265            239
     Dividends on securities                                                  79             61
     Federal funds sold and other                                            300            972
                                                                      ----------     ----------
                                                                          31,492         19,460
                                                                      ----------     ----------
Interest expense on:
     Deposits                                                             11,856          9,382
     Federal funds purchased and securities sold
       under agreements to repurchase                                        453            176
     Notes payable and company obligated mandatorily
       redeemable preferred securities                                     3,047          1,757
                                                                      ----------     ----------
                                                                          15,356         11,315
                                                                      ----------     ----------

          Net interest income                                             16,136          8,145
Provision for loan losses                                                  2,300            540
                                                                      ----------     ----------

          Net interest income after provision for
            loan losses                                                   13,836          7,605
                                                                      ----------     ----------

Other income:
     Service charges and other fees                                        2,520          1,406
     Net gains from sale of loans                                          1,216            286
     Loan servicing fees                                                     793              0
     Gain on securities, net                                                  61              0
     Trust department income                                                 452             98
     Other                                                                   753            384
                                                                      ----------     ----------
                                                                           5,795          2,174
                                                                      ----------     ----------

Other expenses:
     Salaries and employee benefits                                        6,973          3,409
     Occupancy expenses, net                                                 904            465
     Data processing                                                         712            421
     Equipment expenses                                                      639            280
     Advertising                                                             571            194
     Amortization of goodwill                                                  0             96
     Amortization of intangible assets                                       740             97
     Amortization of mortgage servicing rights                                85              0
     Other operating expenses                                              2,708          1,496
                                                                      ----------     ----------
                                                                          13,332          6,458
                                                                      ----------     ----------

          Income before income taxes and minority
            interest in net income of subsidiaries                         6,299          3,321
Income taxes                                                               2,250          1,211
                                                                      ----------     ----------

          Income before minority interest in net
            income of subsidiaries                                         4,049          2,110
Minority interest in net income of subsidiaries                               90            119
                                                                      ----------     ----------

       Net income                                                     $    3,959     $    1,991
                                                                      ==========     ==========

Basic earnings per common share                                       $    31.30     $    24.70
                                                                      ==========     ==========

Dividends per share declared on common stock                          $     1.50     $      .70
                                                                      ==========     ==========

Weighted average shares outstanding                                      125,267         79,068
                                                                      ==========     ==========

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                            For The Six Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                     December 31,   December 31,
                                                                         2001           2000
                                                                     ------------   ------------
Interest income on:
     Loans receivable                                                 $   55,486     $   32,333
     Taxable securities                                                    7,345          4,232
     Nontaxable securities                                                   536            479
     Dividends on securities                                                 166            122
     Federal funds sold and other                                            829          1,177
                                                                      ----------     ----------
                                                                          64,362         38,343
                                                                      ----------     ----------
Interest expense on:
     Deposits                                                             25,777         17,889
     Federal funds purchased and securities sold
       under agreements to repurchase                                      1,048            506
     Notes payable and company obligated mandatorily
       redeemable preferred securities                                     6,144          3,202
                                                                      ----------     ----------
                                                                          32,969         21,597
                                                                      ----------     ----------

          Net interest income                                             31,393         16,746
Provision for loan losses                                                  3,461          1,052
                                                                      ----------     ----------

          Net interest income after provision for
            loan losses                                                   27,932         15,694
                                                                      ----------     ----------

Other income:
     Service charges and other fees                                        5,033          2,761
     Net gains from sale of loans                                          1,712            469
     Loan servicing fees                                                   1,674              0
     Gain on securities, net                                                 176             13
     Trust department income                                                 832            172
     Other                                                                 1,546            766
                                                                      ----------     ----------
                                                                          10,973          4,181
                                                                      ----------     ----------

Other expenses:
     Salaries and employee benefits                                       13,703          6,650
     Occupancy expenses, net                                               1,804            858
     Data processing                                                       1,466            919
     Equipment expenses                                                    1,261            506
     Advertising                                                           1,137            511
     Amortization of goodwill                                                  0            182
     Amortization of intangible assets                                     1,289            195
     Amortization of mortgage servicing rights                             4,879              0
     Other operating expenses                                              4,988          2,750
                                                                      ----------     ----------
                                                                          30,527         12,571
                                                                      ----------     ----------

          Income before income taxes and minority
            interest in net income of subsidiaries                         8,378          7,304
Income taxes                                                               2,972          2,387
                                                                      ----------     ----------

          Income before minority interest in net
            income of subsidiaries                                         5,406          4,917
Minority interest in net income of subsidiaries                              314            240
                                                                      ----------     ----------

          Net income                                                  $    5,092     $    4,677
                                                                      ==========     ==========

Basic earnings per common share                                       $    37.48     $    58.19
                                                                      ==========     ==========

Dividends per share declared on common stock                          $     3.00     $    16.51
                                                                      ==========     ==========

Weighted average shares outstanding                                      125,267         79,068
                                                                      ==========     ==========

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          December 31,   December 31,
                                                                              2001           2000
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     NET CASH PROVIDED BY OPERATING ACTIVITIES                             $    2,300     $    4,115
                                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales and maturities of securities
       available for sale                                                      63,680         21,851
     Purchase of securities available for sale                                (67,635)       (17,745)
     Proceeds from maturities of certificates of deposit                        5,036          2,574
     Purchase of certificates of deposit                                       (4,199)        (5,065)
     Proceeds from sale of other real estate owned                                358              0
     Business acquisitions (See below)                                              0           (238)
     Net increase in loans                                                    (44,243)       (11,261)
     Proceeds from sale of premises and equipment                                  36              4
     Purchase of premises and equipment                                        (3,238)        (2,062)
     Purchase of mortgage servicing rights                                        (10)             0
     Proceeds from sale of mortgage servicing rights                               38              0
                                                                           ----------     ----------
          NET CASH (USED IN) INVESTING ACTIVITIES                             (50,177)       (11,942)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                  51,243         49,593
     Net increase in federal funds purchased and
       securities sold under agreements to repurchase                           1,882          3,816
     Proceeds from notes payable                                                6,415         18,500
     Payment of other liabilities                                              (9,141)             0
     Principal payments on notes payable                                       (8,956)       (22,265)
     Purchase of minority interest                                                  0          1,063
     Dividends paid, including ($108) and ($24) paid to
       minority interest, respectively                                           (880)          (205)
                                                                           ----------     ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                            40,563         50,502
                                                                           ----------     ----------

               NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                                   (7,314)        42,675

Cash and cash equivalents:
     Beginning                                                                106,436         41,126
                                                                           ----------     ----------
     Ending                                                                $   99,122     $   83,801
                                                                           ==========     ==========

Supplemental Disclosures of Cash Flow Information
     Cash payments for:
          Interest                                                         $   34,160     $   18,008
          Income taxes                                                          6,171          2,779

Supplemental Schedules of Noncash Investing and
     Financing Activities:
     Net change in unrealized gain (loss) on
       securities available for sale                                             (126)         2,795
     Dividend declared in the form of notes payable                                 0          1,200

Business acquisitions, net of cash and cash equivalents
  acquired, allocated to:
Assets
     Securities                                                                           $   10,055
     Loans receivable                                                                         48,989
     Other assets                                                                              2,197
     Premises and equipment                                                                    1,445
     Cost in excess of net assets acquired                                                     2,267
Liabilities assumed
     Deposits                                                                                (59,496)
     Other liabilities                                                                        (5,219)
                                                                                          ----------

Net cash and cash equivalents used                                                        $      238
                                                                                          ==========

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

     The June 30, 2001 consolidated balance sheet has been derived from the audited balance sheet as of that date for the Company. The consolidated financial statements as of December 31, 2001 and for the three months ended and six months ended December 31, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Results for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     2.   Earnings per common share.

     Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $38,000 in each of the three months ended December 31, 2001 and 2000 and totaled $397,000 and $76,000 for the six months end December 31, 2001 and 2000, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

     Comprehensive income was $2,273,000 and $3,489,000 for the three months ended December 31, 2001 and 2000 and $4,966,000 and $7,472,000 for the six months ended December 31, 2001 and 2000. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

     4.   Intangible Assets.

     On July 1, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process. The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

     The Company has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill. In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining amortized intangible assets is 9 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed during the quarter ended December 31,

2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test is not applicable.

     Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income (in thousands) and net income per share would have been as follows:

                                                    3 Months ended
                                                   December 31,2000
                                                ----------------------
                                                Net Income   Per Share
                                                ----------   ---------
          Net Income:
               As reported                        $1,991     $24.70
               Add: Goodwill amortization             96       1.22
                                                  ------     ------

                    Pro forma net income          $2,087     $25.92
                                                  ======     ======

                                                    6 Months ended
                                                   December 31,2000
                                                ----------------------
                                                Net Income   Per Share
                                                ----------   ---------
          Net Income:
               As reported                        $4,677     $58.19
               Add: Goodwill amortization            182       2.30
                                                  ------     ------

                    Pro forma net income          $4,859     $60.49
                                                  ======     ======

                                                  December 31, 2001                              June 30, 2001
                                     ----------------------------------------       ----------------------------------------
                                                                          (in thousands)
                                      Gross                                          Gross
                                     Carrying     Accumulated                       Carrying     Accumulated
                                      Amount      Amortization     Impairment        Amount      Amortization     Impairment
                                     --------     ------------     ----------       --------     ------------     ----------
Amortized intangible
  assets:
     Mortgage servicing
       rights                         $20,684        $(4,813)        $(2,844)        $21,185        $(2,782)        $   (37)
     Core deposit
       intangibles                      6,775         (1,637)             (0)          6,775           (565)             (0)
     Other                              6,179           (839)             (0)          6,104           (622)             (0)
                                      -------        -------         -------         -------        -------         -------

          Total intangible
            assets                    $33,638        $(7,289)         (2,844)        $34,064        $(3,969)        $   (37)
                                      =======        =======         =======         =======        =======         =======

     Amortization of intangible assets for the three months ended December 31, 2001 and six months ended December 31, 2001 was $825,000 and $6,168,000, respectively. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005, and 2006 is $3,802,000, $4,460,000, $3,716,000, $2,945,000 and
$2,218,000, respectively.

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

     On October 19, 2001, in the Iowa District Court in Lee County, Iowa, Great Western Bank was dismissed as a defendant in the above-described action and was named as sole defendant in a new proceeding, all pursuant to a pending final settlement agreement. On October 19, 2001, the Court also gave its preliminary approval to this pending final settlement agreement. Notice of the pending settlement agreement was mailed to members of the class, and a hearing to finally approve the pending settlement agreement was held November 9, 2001 at which the pending settlement agreement became final. The time for appeal has expired with no appeal filed. As a result of the final settlement, the amount of potential claims Great Western Bank will be obligated to pay will not have a material adverse effect on the financial condition or results of operations of either Great Western Bank or Spectrum.

     6.   Purchase Commitments

     On November 8, 2001, F&M Bank, a subsidiary of Spectrum Bancorporation, Inc., has agreed to acquire First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $18,100,000, subject to adjustment for certain contingencies. At December 31, 2001 First Western had assets of $65,497,000, deposits of $58,558,000, net loans of $40,459,000 and stockholders' equity of $6,445,000 and Marquette had assets of $49,377,000, deposits of $41,555,000, net loans of $22,592,000 and stockholders' equity of $6,789,000. All regulatory approvals have been obtained and the transaction is expected to close March 1, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total average assets were $1,802,263,000 for the six months ended December 31, 2001, compared to $917,464,000 for the six months ended December 31, 2000, a 96.4% increase. Average interest-earning assets were $1,647,000,000 for the six months ended December 31, 2001 and $852,692,000 for the six months ended December 31, 2000, representing a 93.2% increase. Assets increased primarily due to bank acquisitions and internal loan growth funded by deposits.

     Total assets were $1,824,701,000 at December 31, 2001, an increase of $42,579,000 or 2.4% from June 30, 2001. Loans, net of unearned fees, grew $51,919,000 or 4.0% during the six months ended December 31, 2001 due to internal growth. An increase in deposits and a reduction of federal funds sold funded the loan growth.

     The allowance for loan losses increased to $20,561,000 at December 31, 2001 from $18,955,000 at June 30, 2001. The allowance represented 1.5% and 1.5% of total loans as of December 31, 2001 and June 30, 2001. The increase in allowance for loan losses was due primarily to an increase in loan loss provisions in the six months ended December 31, 2001. See "Provision for Loan Losses".

     For the six months ended December 31, 2001, the Company's annualized return on average assets ("ROA") was 0.57%, compared to 1.02% for the six months ended December 31, 2000. Return on average stockholders' equity ("ROE") for the six months ended December 31, 2001 and 2000 was 10.2% and 18.4%, respectively. The decrease in ROA and ROE is due primarily to amortization and a market adjustment loss in mortgage servicing rights acquired of $3,172,000 net of taxes taken in the 6 months ended December 31, 2001.

     Cash and cash equivalents, certificates of deposit and securities available for sale totaled $368,833,000 or 20.2% of total assets at December 31, 2001, compared to $372,979,000 or 20.9%, at June 30, 2001. The slight decrease is primarily due to a payment of other liabilities.

     At December 31, 2001, the Company's leverage ratio was 5.1%, Tier 1 risk-based capital ratio was 6.3%, and total risk-based capital ratio was 11.1%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At December 31, 2001, the Company had net risk-weighted assets of $1,427,068,000.

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

     Spectrum funded the $58,348,384 of cash needed in the acquisition as follows:

- $35,000,000 of proceeds from the sale of Spectrum's subordinated capital notes to Capital Investors, LLC, a Nebraska limited liability company owned by certain common stockholders of Spectrum.

- $23,348,384 from the net proceeds to Spectrum of the sale of its junior subordinated debentures, which were purchased by Spectrum Capital Trust II, its 100% owned subsidiary, with the proceeds from the sale of preferred securities by Spectrum Capital Trust II to the public under a Form S-1 Registration Statement.

     Capital Investors, LLC is a special purpose entity owned by stockholders of Spectrum for the purpose of financing the purchase of Spectrum's subordinated capital notes. The subordinated capital notes bear interest at a floating rate of one percent over the Prime Rate and are due March 23, 2011 with interest payable quarterly. Spectrum has the right to prepay the subordinated capital notes without penalty. Spectrum's obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Spectrum's obligations under its subordinated capital notes.

     As of March 31, 2001 F&M Bank acquired by merger Founders Trust National Bank, Sioux Falls, South Dakota for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000. The acquisition has been accounted for as a purchase and results of operation of Founders Trust National Bank after the date of acquisition are included in the consolidated financial statements.

RESULTS OF OPERATION

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

Net Interest Income

     Total interest income for the three months ended December 31, 2001 was $31,492,000, a 61.8% increase over $19,460,000 for the three months ended December 31, 2000. The increase was primarily the result of acquisitions.

     Total interest expense for the three months ended December 31, 2001 was $15,356,000, a 35.7% increase over $11,315,000 for the three months ended December 31, 2000. The increase was the result of bank acquisitions, which increased notes payable, interest bearing deposits, subordinated debentures and other borrowings offset by a general decline in rates paid on liabilities. Average total interest-bearing liabilities increased by $705,942,000 or 89.3% during the three months ended December 31, 2001 compared to the same period in fiscal 2001, primarily due to bank acquisitions.

     Net interest income was $16,136,000 for the three months ended December 31, 2001, compared to $8,145,000 for the same period in 2000, an increase of 98.1%. The Company's net interest margin decreased to 3.6% for the three months ended December 31, 2001 from 3.7% for the three months ended December 31, 2000. The decrease in the net interest margin was primarily caused by a decrease in the average cost of deposits and borrowings combined with a larger decrease in average interest earned on loans, securities and federal funds sold.

Provision for Loan Losses

     The provision for loan losses for the three months ended December 31, 2001, was $2,300,000, compared to $540,000 for the three months ended December 31, 2000. The increase was primarily due to an increase in estimated loan losses. One loan accounted for approximately 76.4% of the increase in the provision for loan losses.

Other Income

     Other income for the three months ended December 31, 2001 was $5,795,000, an increase of $3,621,000, or 166.6%, over the same period last fiscal year. The increase resulted primarily from an increase of $1,114,000 in service charges and other fees due to bank acquisitions, an increase of $793,000 in loan servicing fees due to bank acquisitions and a $930,000 in gains from the sale of mortgage loans.

Other Expense

     Other expense for the three months ended December 31, 2001 was $13,332,000, an increase of $6,874,000, or 106.4%, over the same period last fiscal year. Salaries and employee benefits expense increased $3,564,000, other operating expenses (e.g. bank fees, audit, insurance, courier and communication expenses) increased $1,212,000 and amortization of intangible assets increased $643,000 due primarily to bank acquisitions.

Income Taxes

     Income taxes for the three months ended December 31, 2001 and December 31, 2000 were $2,250,000 and $1,211,000. The effective tax rates for those periods were 35.7% and 36.5%. The effective tax rates are expected to be approximately 35% in the future.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

Net Interest Income

     Total interest income for the six months ended December 31, 2001 was $64,362,000, a 67.9% increase over $38,343,000 for the six months ended December 31, 2000. The increase was primarily the result of acquisitions.

     Total interest expense for the six months ended December 31, 2001 was $32,969,000, a 52.6% increase over $21,597,000 for the six months ended December 31, 2000. The increase was the result of bank acquisitions, which increased notes payable, interest bearing deposits, subordinated debentures and other borrowings offset by a general decline in rates paid on liabilities. Average total interest-bearing liabilities increased by $700,894,000 or 87.8% during the six months ended December 31, 2001 compared to the same period in fiscal 2000, primarily due to bank acquisitions.

     Net interest income was $31,393,000 for the six months ended December 31, 2001, compared to $16,746,000 for the same period in 2000, an increase of 87.5%. The Company's net interest margin decreased to 3.5% for the six months ended December 31, 2001 from 3.9% for the six months ended December 31, 2000. The decrease in the net interest margin was primarily caused by a decrease in the average cost of deposits and borrowings combined with a larger decrease in average interest earned on loans, securities and federal funds sold.

Provision for Loan Losses

     The provision for loan losses for the six months ended December 31, 2001, was $3,461,000, compared to $1,052,000 for the six months ended December 31, 2000. The increase was primarily due to an increase in estimated loan losses. One loan accounted for approximately 55.9% of the increase in the provision for loan losses.

Other Income

     Other income for the six months ended December 31, 2001 was $10,973,000, an increase of $6,792,000, or 162.5%, over the same period last fiscal year. The increase resulted primarily from an increase of $2,272,000 in service charges and other fees due to bank acquisitions, an increase of $1,674,000 in loan servicing fees due to bank acquisitions and an increase of $1,243,000 in gains from the sale of mortgage loans.

Other Expense

     Other expense for the six months ended December 31, 2001 was $30,527,000, an increase of $17,956,000, or 142.8%, over the same period last fiscal year. Salaries and employee benefits expense increased $7,053,000 and amortization of mortgage servicing rights increased $4,879,000.

     $2,844,000 of the amortization of mortgage servicing rights was the result of recognizing a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio caused by a declining interest rate environment in the 6 months ended December 31, 2001. In the 3 months ended December 31, 2001 there was a reduction of $1,210,000 in the valuation allowance to $2,844,000 from $4,054,000 at the quarter ended September 30, 2001. This decrease resulted from recognizing a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio caused by an increasing interest rate environment in the quarter ended December 31, 2001.

     A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarterly period.

Income Taxes

     Income taxes for the six months ended December 31, 2001 and December 31, 2000 were $2,972,000 and $2,387,000. The effective tax rates for those periods were 35.5% and 32.7%. The effective tax rates are expected to be approximately 35% in the future. The increase in effective tax rate is due to Citizens Corporation being an "S" Corporation at the time of its merger into Spectrum in August 2000. Its merger into a "C" Corporation provided a reduction in federal income tax for the quarter ended September 30, 2000.

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

     There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 2001.

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

     On October 19, 2001, in the Iowa District Court in Lee County, Iowa, Great Western Bank was dismissed as a defendant in the above-described action and was named as sole defendant in a new proceeding, all pursuant to a pending final settlement agreement. On October 19, 2001, the Court also gave its preliminary approval to this pending final settlement agreement. Notice of the pending settlement agreement was mailed to members of the class, and a hearing to finally approve the pending settlement agreement was held November 9, 2001, at which the pending settlement agreement became final. The time for appeal has expired with no appeal filed. As a result of the final settlement, the amount of potential claims Great Western Bank will be obligated to pay will not have a material adverse effect on the financial condition or results of operations of either Great Western Bank or Spectrum.

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

                                        SPECTRUM BANCORPORATION, INC.

Date: February 1, 2002                  By:  /s/ Deryl F. Hamann
                                             -----------------------------------
                                             Deryl F. Hamann, Chairman and Chief
                                             Executive Officer

                                        (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: February 1, 2002                  By:  /s/ James R. Clark
                                             -----------------------------------
                                             James R. Clark, CFO, Secretary
                                             and Treasurer