Form 10-Q
period 2002-03-31
SPECTRUM BANCORPORATION INC
filed 2002-05-03
CIK 1088381

                          SPECTRUM BANCORPORATION, INC.


                          FILING TYPE: 10-Q
                          DESCRIPTION: QUARTERLY REPORT
                          FILING DATE: MAY 3, 2002
                           PERIOD END: MARCH 31, 2002


                     PRIMARY EXCHANGE: AMEX
                              TICKERS: SBK PRA AND SBK PRB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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

           Class                              Outstanding at May 3, 2002

Common Stock, $1.00 par value                           125,132 shares

                          SPECTRUM BANCORPORATION, INC.
                      INDEX TO FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2002


PART I:  FINANCIAL INFORMATION                                         PAGE

     ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at March 31, 2002
         and June 30, 2001 (unaudited) ...................................3

         Consolidated  Statements  of  Income  - Three  months
         ended March 31, 2002   and   March 31, 2001
         (unaudited)......................................................4

         Consolidated Statements of Income  - Nine months
         ended March 31, 2002   and   March 31, 2001
         (unaudited)......................................................5

         Consolidated Statements of Cash Flows - Nine months ended
         March 31, 2002 and March 31, 2001 (unaudited) ...................6

         Notes to Consolidated Financial Statements.......................7

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATION...................................................9

     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..12

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS...........................................12

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.................. 12

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES............................ 12

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.................................................... 12

     ITEM 5:  OTHER INFORMATION.......................................... 12

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K........................... 13

              SIGNATURES..................................................13

                                     PART I
                              FINANCIAL INFORMATION

                          SPECTRUM BANCORPORATION, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                                        March 31,             June 30,
                                                                                          2002                 2001
                                                                                      ------------         ------------
                                  Assets
Cash and due from banks                                                                    $51,146              $55,744
Federal funds sold                                                                          52,019               50,692
                                                                                      ------------         ------------
         Total cash and cash equivalents                                                   103,165              106,436

Certificates of deposit                                                                        497                1,533
Securities available for sale                                                              308,506              265,010
Loans receivable, net                                                                    1,416,129            1,284,094
Premises and equipment, net                                                                 42,198               37,035
Accrued interest receivable                                                                 14,351               14,454
Intangible assets                                                                           10,573               11,692
Goodwill                                                                                    39,315               35,132
Mortgage servicing rights                                                                   17,935               18,366
Other assets                                                                                10,691                8,370
                                                                                      ------------         ------------
                                                                                        $1,963,360           $1,782,122
                                                                                      ============         ============

                   Liabilities and Stockholders' Equity
Liabilities:

    Deposits

       Non interest bearing                                                               $189,722             $161,409
       Interest bearing                                                                  1,402,416            1,259,681
                                                                                      ------------         ------------
         Total deposits                                                                  1,592,138            1,421,090
    Federal funds purchased and securities sold
      under agreements to repurchase                                                        70,054               63,211
    Notes payable                                                                          125,550              117,730
    Company obligated mandatorily redeemable
      preferred securities of subsidiary trust
      holding solely subordinated debentures                                                48,000               48,000
    Accrued interest and other liabilities                                                  18,469               30,837
                                                                                      ------------         ------------
                                                                                         1,854,211            1,680,868
                                                                                      ------------         ------------

Minority interest in subsidiaries                                                            5,057                4,328
                                                                                      ------------         ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10%
      noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative,
      nonvoting                                                                             11,700               11,700
     Common stock, $1.00 par value, authorized
      1,000,000 shares, issued and outstanding
      125,132 and 125,267 shares, respectively                                                 125                  125
     Additional paid in capital                                                              2,058                2,064
     Retained earnings                                                                      89,336               80,792
     Accumulated other comprehensive income                                                    873                2,245
                                                                                      ------------         ------------
         Total stockholders' equity                                                        104,092               96,926
                                                                                      ------------         ------------

                                                                                        $1,963,360           $1,782,122
                                                                                      ============         ============

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                           For The Three Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                         March 31,          March 31,
                                                                                           2002                2001
                                                                                        ------------      ------------
Interest income on:
    Loans receivable                                                                         $26,678           $16,701
    Taxable securities                                                                         3,553             2,422
    Nontaxable securities                                                                        325               243
    Dividends on securities                                                                       64                54
    Federal funds sold and other                                                                 280               753
                                                                                        ------------      ------------
                                                                                              30,900            20,173
                                                                                        ------------      ------------
Interest expense on:
    Deposits                                                                                  10,396             9,669
    Federal funds purchased and securities sold
     under agreements to repurchase                                                              305               403
    Notes payable and company obligated mandatorily
     redeemable preferred securities                                                           2,918             1,478
                                                                                        ------------      ------------
                                                                                              13,619            11,550
                                                                                        ------------      ------------
         Net interest income                                                                  17,281             8,623
Provision for loan losses                                                                      1,505               298
                                                                                        ------------      ------------
         Net interest income after provision for loan
          losses                                                                              15,776             8,325
                                                                                        ------------      ------------
Other income:
   Service charges and other fees                                                              2,542             1,759
   Net gains from sale of loans                                                                  728               254
   Loan servicing fees                                                                           780                 9
   Gain on securities, net                                                                        10                73
   Trust department income                                                                       404                88
   Other                                                                                         796               518
                                                                                        ------------      ------------
                                                                                               5,260             2,701
                                                                                        ------------      ------------
Other expenses:
  Salaries and employee benefits                                                               7,453             4,118
  Occupancy expenses, net                                                                        963               551
  Data processing                                                                                760               434
  Equipment expenses                                                                             604               348
  Advertising                                                                                    490               265
  Amortization of goodwill                                                                         0                97
  Amortization of intangible assets                                                              659               107
  Amortization of mortgage servicing rights                                                       10                 0
  Professional fees                                                                              650               426
  Other operating expenses                                                                     1,820             1,390
                                                                                        ------------      ------------
                                                                                              13,409             7,736
                                                                                        ------------      ------------

         Income before income taxes and minority interest
          in net income of subsidiaries                                                        7,627             3,290
Income taxes                                                                                   2,561             1,114
                                                                                        ------------      ------------
         Income before minority interest in net
          income of subsidiaries                                                               5,066             2,176
Minority interest in net income of subsidiaries                                                  116               117
                                                                                        ------------      ------------
       Net income                                                                             $4,950            $2,059
                                                                                        ============      ============

Basic earnings per common share                                                               $35.83            $24.30
                                                                                        ============      ============

Dividends per share declared on common stock                                                   $1.50             $0.00
                                                                                        ============      ============

Weighted average shares outstanding                                                          125,218            83,173
                                                                                        ============      ============

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                        Consolidated Statements of Income
                            For The Nine Months Ended
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                         March 31,            March 31,
                                                                                           2002                 2001
                                                                                        ------------         ------------
Interest income on:
    Loans receivable                                                                         $82,164              $49,034
    Taxable securities                                                                        10,898                6,654
    Nontaxable securities                                                                        861                  722
    Dividends on securities                                                                      230                  176
    Federal funds sold and other                                                               1,109                1,930
                                                                                        ------------         ------------
                                                                                              95,262               58,516
                                                                                        ------------         ------------
Interest expense on:
    Deposits                                                                                  36,173               27,558
    Federal funds purchased and securities sold
     under agreements to repurchase                                                            1,353                  909
    Notes payable and company obligated mandatorily
     redeemable preferred securities                                                           9,062                4,680
                                                                                        ------------         ------------
                                                                                              46,588               33,147
                                                                                        ------------         ------------

         Net interest income                                                                  48,674               25,369
Provision for loan losses                                                                      4,966                1,350
                                                                                        ------------         ------------

         Net interest income after provision for loan
          losses                                                                              43,708               24,019
                                                                                        ------------         ------------

Other income:
   Service charges and other fees                                                              7,575                4,520
   Net gains from sale of loans                                                                2,440                  723
   Loan servicing fees                                                                         2,454                    9
   Gain on securities, net                                                                       186                   86
   Trust department income                                                                     1,236                  260
   Other                                                                                       2,342                1,284
                                                                                        ------------         ------------
                                                                                              16,233                6,882
                                                                                        ------------         ------------

Other expenses:
  Salaries and employee benefits                                                              21,156               10,768
  Occupancy expenses, net                                                                      2,767                1,409
  Data processing                                                                              2,226                1,353
  Equipment expenses                                                                           1,865                  854
  Advertising                                                                                  1,627                  776
  Amortization of goodwill                                                                         0                  279
  Amortization of intangible assets                                                            1,948                  302
  Amortization of mortgage servicing rights                                                    4,889                    0
  Professional fees                                                                            1,983                1,016
  Other operating expenses                                                                     5,475                3,550
                                                                                        ------------         ------------
                                                                                              43,936               20,307
                                                                                        ------------         ------------

         Income before income taxes and minority interest
          in net income of subsidiaries                                                       16,005               10,594
Income taxes                                                                                   5,533                3,501
                                                                                        ------------         ------------

         Income before minority interest in net
          income of subsidiaries                                                              10,472                7,093
Minority interest in net income of subsidiaries                                                  430                  357
                                                                                        ------------         ------------

       Net income                                                                            $10,042               $6,736
                                                                                        ============         ============

Basic earnings per common share                                                               $73.30               $82.35
                                                                                        ============         ============

Dividends per share declared on common stock                                                   $4.50               $16.23
                                                                                        ============         ============

Weighted average shares outstanding                                                          125,251               80,416
                                                                                        ============         ============

                 See Notes to Consolidated Financial Statements.

                          SPECTRUM BANCORPORATION, INC.
                      Consolidated Statements of Cash Flows
                            For The Nine Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                       March 31,           March 31,
                                                                                          2002               2001
                                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $27,678             $5,615
                                                                                      ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
   available for sale                                                                       99,423             21,851
 Purchase of securities available for sale                                                (116,864)           (18,727)
 Proceeds from maturities of certificates of deposit                                         5,235              4,550
 Purchase of certificates of deposit                                                        (4,199)            (5,465)
 Proceeds from sale of other real estate owned                                                 358                  0
 Business acquisitions (See below)                                                              83           (43,819)
 Net increase in loans                                                                     (81,208)           (29,644)
 Proceeds from sale of premises and equipment                                                   36                  4
 Purchase of premises and equipment                                                         (4,271)            (5,702)
 Purchase of mortgage servicing rights                                                      (4,843)                 0
 Proceeds from sale of mortgage servicing rights                                                38                  0
                                                                                      ------------       ------------
  NET CASH (USED IN) INVESTING ACTIVITIES                                                 (106,212)           (76,952)
                                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred securities                                                  0             27,600
 Net increase in deposits                                                                   71,459             76,262
 Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                                       6,843            (1,765)
 Proceeds from notes payable                                                                25,902             45,460
 Payment of other liabilities                                                               (9,141)                 0
 Principal payments on notes payable                                                       (18,082)           (15,005)
 Debt issuance cost incurred                                                                   (38)            (1,115)
 Sale of minority interest                                                                       0              1,063
 Dividends paid, including ($176) and ($78) paid to
   minority interest, respectively                                                          (1,601)              (298)
 Retirement of shares of common stock                                                          (79)               (78)
                                                                                      ------------       ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                75,263            132,124
                                                                                      ------------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (3,271)            60,787
Cash and cash equivalents:
  Beginning                                                                                106,436             41,126
                                                                                      ------------       ------------
  Ending                                                                                  $103,165           $101,913
                                                                                      ============       ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                                                               $49,920            $31,897
    Income taxes                                                                             8,375              3,839

Supplemental Schedules of Noncash Investing and
  Financing Activities:
  Net change in unrealized gain (loss) on
    securities available for sale                                                           (1,372)             3,823
     Dividend declared in the form of notes payable                                              0              1,200

Business acquisitions, net of cash and cash equivalents
  acquired, allocated to:
Assets
   Securities                                                                              $27,289           $126,333
   Loans receivable                                                                         62,981            581,992
   Other assets                                                                              2,392             17,091
   Premises and equipment                                                                    3,285             15,612
   Cost in excess of net assets acquired                                                     4,182             33,289
Liabilities assumed
   Deposits                                                                                (99,589)          (598,292)
   Other liabilities                                                                          (623)           (94,661)
   Common stock issued                                                                           0            (27,545)
   Preferred stock issued                                                                        0            (10,000)
                                                                                      ------------       ------------

Net cash and cash equivalents used (provided)                                                $ (83)           $43,819
                                                                                      ============       ============

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

         The June 30, 2001 consolidated balance sheet has been derived from the audited balance sheet as of that date for the Company. The consolidated financial statements as of March 31, 2002 and for the three months ended and nine months ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

     2.   Earnings per common share.

         Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $464,000 and $38,000 in the three months ended March 31, 2002 and 2001 and totaled $861,000 and $114,000 for the nine months ended March 31, 2002 and 2001, reduced earnings available to common stockholders in the computation.

     3.   Comprehensive Income.

         Comprehensive income was $3,704,000 and $3,086,000 for the three months ended March 31, 2002 and 2001 and $8,670,000 and $10,559,000 for the nine months ended March 31, 2002 and 2001. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

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

The weighted average life of the remaining amortized intangible assets is 7 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed during the quarter ended December 31, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test is not applicable.

         Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income (in thousands) and net income per share would have been as follows:

                                                                     3 Months ended
                                                                      March 31,2001
                                                          ------------------------------------
                                                              Net Income          Per Share
                                                          ---------------      ---------------
            Net Income:
              As reported                                          $2,059               $24.30
              Add:  Goodwill amortization                              97                 1.17
                                                                       --                 ----
                Pro forma net income                               $2,156               $25.47
                                                          ===============      ===============


                                                                     9 Months ended
                                                                      March 31,2001
                                                          ------------------------------------
                                                              Net Income          Per Share
                                                          ---------------      ---------------
            Net Income:
              As reported                                          $6,736               $82.35
              Add:  Goodwill amortization                             279                 3.49
                                                                      ---                 ----
                Pro forma net income                               $7,015               $85.84
                                                          ===============      ===============


                                            March 31, 2002                                  June 30, 2001
                              --------------------------------------------    --------------------------------------------
                                                                      (in thousands)
                                 Gross                                          Gross
                                Carrying      Accumulated                       Carrying      Accumulated
                                 Amount       Amortization     Impairment        Amount       Amortization      Impairment
                                 ------       ------------     ----------        ------       ------------      ----------
Amortized intangible assets:
  Mortgage servicing rights        $25,603          $(5,643)       $(2,025)        $21,185         $(2,782)           $(37)
  Core deposit intangibles           7,454           (2,185)            (0)          6,775            (565)             (0)
  Other                              6,253             (949)            (0)          6,104            (622)             (0)
                                     -----             -----            ---          -----            -----             ---
     Total intangible
       assets                      $39,310          $(8,777)        (2,025)        $34,064         $(3,969)           $(37)
                              =============================================   =============================================


     Amortization of intangible assets for the three months ended and nine months ended March 31, 2002 was $669,000 and $6,837,000, respectively. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005, and 2006 is $8,309,000, $5,029,000, $4,311,000, $3,521,000 and $2,763,000,
respectively.

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

     6.   Acquisition

     As of February 28, 2002 F&M Bank acquired by merger First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $17,484,000. At February 28, 2002 First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders' equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western Bank and Marquette after the date of acquisition are included in the consolidated financial statements. Both banks are located in the North Central area of Nebraska with locations in Atkinson and O'Neill, Nebraska.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total average assets were $1,822,709,000 for the nine months ended March 31, 2002, compared to $955,768,000 for the nine months ended March 31, 2001, a 90.7% increase. Average interest-earning assets were $1,667,816,000 for the nine months ended March 31, 2002 and $889,486,000 for the nine months ended March 31, 2001, representing a 87.5% increase. Assets increased primarily due to bank acquisitions and internal loan growth funded by deposits, federal funds purchased, securities sold under agreements to repurchase and FHLB advances.

         Total assets were $1,963,360,000 at March 31, 2002, an increase of $181,238,000 or 10.2% from June 30, 2001. Loans, net of unearned fees, grew $134,223,000 or 10.3% during the nine months ended March 31, 2002 due to internal growth and bank acquisitions. An increase in deposits and federal funds purchased, securities sold under agreements to repurchase and FHLB advances funded the loan growth.

         The allowance for loan losses increased to $21,143,000 at March 31, 2002 from $18,955,000 at June 30, 2001. The allowance represented 1.5% and 1.5% of total loans as of March 31, 2002 and June 30, 2001. The increase in allowance for loan losses was due primarily to an increase in loan loss provisions in the nine months ended March 31, 2002. See "Provision for Loan Losses".

         For the nine months ended March 31, 2002, the Company's annualized return on average assets ("ROA") was 0.73%, compared to 0.94% for the nine months ended March 31, 2001. Return on average stockholders' equity ("ROE") for the nine months ended March 31, 2002 and 2001 was 13.20% and 16.59%, respectively. The decrease in ROA and ROE is due primarily to amortization and a market adjustment loss in mortgage servicing rights acquired of $3,178,000 net of taxes taken in the 9 months ended March 31, 2002.

         Cash and cash equivalents, certificates of deposit and securities available for sale totaled $412,168,000 or 21.0% of total assets at March 31, 2002, compared to $372,979,000 or 20.9%, at June 30, 2001.

         At March 31, 2002, the Company's leverage ratio was 5.1%, Tier 1 risk-based capital ratio was 6.1%, and total risk-based capital ratio was 10.6%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At March 31, 2002, the Company had net risk-weighted assets of $1,506,044,000.

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

         As of March 31, 2001 F&M Bank acquired by merger Founders Trust National Bank, Sioux Falls, South Dakota for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000. The acquisition has been accounted for as a purchase and results of operation of Founders Trust National Bank after the date of acquisition are included in the consolidated financial statements. Founders Trust National Bank had two locations in the Sioux Falls, South Dakota area.

        As of February 28, 2002 F&M Bank acquired by merger First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $17,484,000. At February 28, 2002 First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders' equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western Bank and Marquette after the date of acquisition are included in the consolidated financial statements. Both banks are located in the North Central area of Nebraska with locations in Atkinson and O'Neill, Nebraska.

RESULTS OF OPERATION

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001.

Net Interest Income

         Total interest income for the three months ended March 31, 2002 was $30,900,000, a 53.2% increase over $20,173,000 for the three months ended March 31, 2001. The increase was primarily the result of bank acquisitions.

         Total interest expense for the three months ended March 31, 2002 was $13,619,000, a 17.9% increase over $11,550,000 for the three months ended March 31, 2001. The increase was the result of bank acquisitions, which increased notes payable, interest bearing deposits, redeemable preferred securities and other borrowings offset by a general decline in rates paid on liabilities. Average total interest-bearing liabilities increased by $626,728,000 or 71.9% during the three months ended March 31, 2002 compared to the same period in fiscal 2001, primarily due to bank acquisitions.

         Net interest income was $17,281,000 for the three months ended March 31, 2002, compared to $8,623,000 for the same period in 2001, an increase of 100.4%. The Company's net interest margin increased to 3.7% for the three months ended March 31, 2002 from 3.3% for the three months ended March 31, 2001. The increase in the net interest margin was primarily caused by a larger decrease in the average cost of deposits and borrowings than the decrease in average interest earned on loans and securities.

Provision for Loan Losses

         The provision for loan losses for the three months ended March 31, 2002, was $1,505,000, compared to $298,000 for the three months ended March 31, 2001. The increase was primarily due to an increase in estimated loan losses. Loans to a single borrower accounted for approximately 81.2% of the increase in the provision for loan losses.

Other Income

         Other income for the three months ended March 31, 2002 was $5,260,000, an increase from $2,701,000, or 94.7%, over the same period last fiscal year. The increase resulted primarily from an increase of $783,000 in service charges and other fees due to bank acquisitions, an increase of $771,000 in loan servicing fees due to bank acquisitions and an increase of $474,000 in gains from the sale of mortgage loans.

Other Expense

         Other expense for the three months ended March 31, 2002 was $13,409,000, an increase of $5,673,000, or 73.3%, over the same period last fiscal year. Salaries and employee benefits expense increased $3,335,000 and amortization of intangible assets increased $552,000 due primarily to bank acquisitions.

Income Taxes

         Income taxes for the three months ended March 31, 2002 and March 31, 2001 were $2,561,000 and $1,114,000. The effective tax rates for those periods were 33.6% and 33.9%. The effective tax rate is expected to be approximately 35% in the future.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001.

Net Interest Income

         Total interest income for the nine months ended March 31, 2002 was $95,262,000, a 62.8% increase over $58,516,000 for the nine months ended March 31, 2001. The increase was primarily the result of bank acquisitions.

         Total interest expense for the nine months ended March 31, 2002 was $46,588,000, a 40.6% increase over $33,147,000 for the nine months ended March 31, 2001. The increase was the result of bank acquisitions, which increased notes payable, interest bearing deposits, redeemable preferred securities and other borrowings offset by a general decline in rates paid on liabilities. Average total interest-bearing liabilities increased by $696,291,000 or 84.7% during the nine months ended March 31, 2002 compared to the same period in fiscal 2001, primarily due to bank acquisitions.

         Net interest income was $48,674,000 for the nine months ended March 31, 2002, compared to $25,369,000 for the same period in 2001, an increase of 91.9%. The Company's net interest margin increased to 3.9% for the nine months ended March 31, 2002 from 3.5% for the nine months ended March 31, 2001. The increase in the net interest margin was primarily caused by a larger decrease in the average cost of deposits and borrowings than the decrease in average interest earned on loans and securities.

Provision for Loan Losses

         The provision for loan losses for the nine months ended March 31, 2002, was $4,966,000, compared to $1,350,000 for the nine months ended March 31, 2001. The increase was primarily due to an increase in estimated loan losses. Loans to a single borrower accounted for approximately 64.3% of the increase in the provision for loan losses.

Other Income

         Other income for the nine months ended March 31, 2002 was $16,233,000, an increase of $9,351,000, or 135.9%, over the same period last fiscal year. The increase resulted primarily from an increase of $3,055,000 in service charges and other fees due to bank acquisitions, an increase of $2,445,000 in loan servicing fees due to bank acquisitions and an increase of $1,717,000 in gains from the sale of mortgage loans.

Other Expense

         Other expense for the nine months ended March 31, 2002 was $43,936,000, an increase of $23,629,000, or 116.4%, over the same period last fiscal year. Salaries and employee benefits expense increased $10,388,000 and amortization of mortgage servicing rights increased $4,889,000 due to bank acquisitions.

         Mortgage servicing rights amortization of $4,889,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio; caused by a declining interest rate environment in the nine months ended March 31, 2002. A valuation allowance of $4,054,000 was recognized in the quarter ended September 30, 2001, followed by a reduction of $2,029,000 for a net valuation allowance of $2,025,000 at March 31, 2002. A change in the estimated future prepayment rates of the servicing portfolio, due to an increasing interest rate environment, caused the decrease in the valuation allowance, from September 30, 2001 to March 31, 2002.

         A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarterly period.

Income Taxes

         Income taxes for the nine months ended March 31, 2002 and March 31, 2001 were $5,533,000 and $3,501,000. The effective tax rates for those periods were 34.6% and 33.1%. The effective tax rate is expected to be approximately 35% in the future. The increase in effective tax rate is due to Citizens Corporation being an "S" Corporation at the time of its merger into Spectrum in August 2000. Its merger into a "C" Corporation provided a reduction in federal income tax for the quarter ended September 30, 2000.

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

         There has not been a material change in the interest rate sensitivity of the Company during the nine months ended March 31, 2002.


                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
                None

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

                                            SPECTRUM BANCORPORATION, INC.


Date:  May 3, 2002                    By:    /s/ Deryl F. Hamann
                                            -----------------------------------
                                            Deryl F. Hamann, Chairman and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date:  May 3, 2002                    By:     /s/ James R. Clark
                                            -----------------------------------
                                            James R. Clark, CFO, Secretary
                                             and Treasurer