Form 10-K
period 2002-06-30
SPECTRUM BANCORPORATION INC
filed 2002-09-27
CIK 1088381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-15215

SPECTRUM BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42 0867112 (I.R.S. Employer Identification No.)
10834 Old Mill Road, Suite One, Omaha, NE 68154-2648 (Address of principal executive offices) (Zip Code)
(402) 333-8330 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
10.00% Cumulative Trust Preferred Securities of Spectrum Capital Trust I	American Stock Exchange
9.75% Cumulative Trust Preferred Securities of Spectrum Capital Trust II	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

        All voting and non-voting common equity is held by affiliates of the registrant.

        At September 15, 2002, there were 125,132 shares of registrant's common stock outstanding.

FORWARD-LOOKING STATEMENTS

        This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can include words such as "may", "believe", "will", "anticipated", "estimated", "projected", "could", "should", "plan" or similar expressions. Forward-looking statements are based on management's current expectations. Factors that might cause future results to differ from management's expectations include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, changes in accounting policies or guidelines, changes in the quality or composition of the Company's loans and investment portfolios, technology changes and competitive pressures in the geographic and business areas where the Company conducts its operations.

        These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

THE COMPANY

        Spectrum, a multi-bank holding company, offers full service community banking through 16 banking locations in Nebraska, 21 banking locations in South Dakota, 22 banking locations in southern Iowa, and two banking locations in northern Missouri. Its Chairman, Deryl F. Hamann, acquired Spectrum in 1971; at that time it had a single bank charter in Leon, Iowa with two locations. In 1974, Mr. Hamann acquired the parent company of F&M Bank, Watertown, South Dakota; the parent was merged into Spectrum on May 31, 1999. Citizens Corporation, an affiliated bank holding company with six Iowa banking locations, was merged into Spectrum on August 7, 2000. On March 23, 2001, Great Western Securities, Inc., the parent company of Great Western Bank, Omaha, Nebraska, was merged into Spectrum. Acquisitions of other banks and savings institutions have been made by each of the holding companies on both strategic and opportunistic bases. Expansion also occurred through acquisition of offices of other financial institutions and de novo branching. See "Mergers and Acquisitions" for additional information.

THE BANKS

        Spectrum has six direct subsidiaries: Great Western Bank, Omaha, Nebraska; F&M Bank, Watertown, South Dakota; Rushmore Bank & Trust, Rapid City, South Dakota; Citizens Bank, Mount Ayr, Iowa; Citizens Bank, Clive, Iowa; and Citizens Bank of Princeton, Princeton, Missouri. Each subsidiary bank is chartered by the state banking authorities of the state in which its headquarters is located. See "Supervision and Regulation." The following table sets forth information regarding Spectrum's banks as of June 30, 2002:

	Common Stock Ownership	Assets	Net Loans	Deposits
	(dollars in thousands)
Great Western Bank	100.0%	$747,984	$572,821	$607,420
F&M Bank	95.6%	583,968	409,203	490,028
Rushmore Bank & Trust	90.0%	250,102	196,365	214,775
Citizens Bank, Mount Ayr	100.0%	264,791	205,132	222,765
Citizens Bank, Clive	95.2%	85,755	61,775	68,138
Citizens Bank of Princeton	100.0%	39,388	29,983	35,244

SPECTRUM BANC SERVICE CORPORATION

        Subsidiary banks (excluding Great Western Bank) own 100% of Spectrum Banc Service Corporation, which provides data processing and related services to its bank owners.

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

        Branch Activity.    Citizens Bank, Clive closed its branch in Hartford, Iowa in August 2002. As of February 28, 2002, F&M Bank acquired First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $17,484,000. At February 28, 2002, First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders' equity of $10,217,000. In April, 2002 F&M Bank opened a branch in Milbank, South Dakota. Citizens Bank, Mt Ayr opened a branch in Creston, Iowa in April 2002. Rushmore Bank & Trust opened a Wal-Mart Store location in October 2001 in Rapid City, South Dakota. F&M Bank relocated its Chamberlain, South Dakota branch to a newly constructed facility, which opened in August of 2001. Should Spectrum be unable to acquire existing banks or other financial institutions at acceptable prices, it will continue to seek expansion through new branches or possibly by chartering new banks.

LENDING ACTIVITIES

        Spectrum provides a broad range of commercial and retail lending services. Each of Spectrum's subsidiary banks has a written credit policy that addresses the needs of its market. Spectrum's Iowa and Missouri banks have substantially uniform credit policies. All of the credit policies contain underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters.

        Spectrum is able to facilitate substantial credit requests, through the purchase and sale of participations among its subsidiary banks, as well as unaffiliated banks or other financial institutions. As of June 30, 2002, approximately 87% of all loans and leases were to customers within Spectrum's market area.

        Real Estate Loans.    These include various types of loans for which Spectrum's banks hold real property as collateral. The risks of real estate loans include the borrower's inability to pay and deterioration in value of real estate as collateral. Real estate loans include commercial and residential real estate construction loans. Real estate construction loans are principally made to builders to construct business buildings or single and multi-family residences. These loans typically have maturities of 6 to 12 months and adjustable interest rates, and are subject to origination fees. Terms may vary depending upon many factors, including location, type of project and financial condition of the builder. Real estate loans on commercial buildings and consumer single and multi family residency generally have terms of five years of less and bear fixed interest rates.

        Commercial and Agricultural Loans.    These consist of loans to businesses for various purposes, including revolving lines of credit and equipment financing. The loans secured by collateral other than real estate or equipment, in most cases, mature within one year, have adjustable interest rates, and are typically secured by inventory, accounts receivable, livestock, crops, machinery and other commercial or agricultural operating assets. Revolving lines of credit for business and agricultural purposes typically mature annually.

        Loans to Individuals.    Loans to individuals, which are not secured by real estate, generally have terms of two to six years and bear interest at fixed rates. These loans usually are secured by motor vehicles, investment securities, or other personal assets, and in some instances are unsecured.

        Citizens Bank, Mount Ayr has three regional loan committees, which meet weekly. Citizens Bank Princeton has a weekly joint loan committee meeting with one of the regional loan committees of Citizens Bank Mount Ayr. Great Western Bank has a senior loan committee and loan committee that meet weekly. F&M Bank has regional loan committee meetings bi-weekly as required by loan volume. Rushmore Bank & Trust has an executive loan committee that meets weekly.

        Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount and extent of other banking relationships maintained with customers and are further subject to competitive pressures, money market rates, availability of funds and government regulations.

        In the ordinary course of business, Spectrum's banks issue letters of credit. See Note 19 to Consolidated Financial Statements. Spectrum's banks apply the same credit standards to those commitments as they use in direct lending activities and have included these commitments in its lending risk evaluations. Spectrum's exposure to credit loss under letters of credit is represented by the amount of those commitments.

        Under applicable federal and state law, permissible loans to one borrower after June 30, 2002, were limited to $10,457,533 for Great Western Bank, $7,572,611 for F&M Bank, $3,451,842 for Rushmore Bank & Trust, $4,206,986 for Citizens Bank, Mount Ayr, $1,886,964 for Citizens Bank, Clive and $1,089,838 for Citizens Bank of Princeton. Certain exceptions, depending on the laws of the four respective states in which the Banks operate, increase the loan limit to one borrower for loans secured by readily marketable securities and certain readily marketable agricultural assets.

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

        The Financial Modernization Act, also known as the Gramm-Leach-Bliley Act, enacted in November 1999, affects competition between financial institutions. This act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements—defined as financial holding companies—to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. As of June 30, 2002, Spectrum had not elected to convert to a financial holding company, but reserves this right under the new rule. At this time, the management of Spectrum cannot currently predict the full impact of the enactment of the Gramm-Leach-Bliley Act on Spectrum.

EMPLOYEES

        As of the August 31, 2002, Spectrum had approximately 709 full-time equivalent employees. Management considers its relationship with its employees to be good.

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

        The Gramm-Leach-Bliley Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally chartered banks. The Gramm-Leach-Bliley Act also establishes a minimum federal standard of financial privacy. In general, the applicable federal regulations prohibit affected financial institutions (including banks, insurance agencies and broker/dealers) from sharing information about their customers with non-affiliated third parties unless (1) the financial institution has first provided a privacy notice to the customer; (2) the financial institution has given the customer an opportunity to opt out of the disclosure; and (3) the customer has not opted out after being given a reasonable opportunity to do so. Compliance with the notice and other requirements under the regulations was required by July 1, 2001.

        Recent regulatory developments.    The terrorists' attacks in September 2001 have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Most specific changes take effect October 25, 2002. At this time, the company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

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

        The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of core and supplementary capital elements, with supplementary capital being limited to 100% of core capital. For bank holding companies, core capital, also known as Tier I capital, generally includes common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries less the unamortized balance of intangible assets. No more than 25% of core capital may be comprised of cumulative preferred stock including the Trust Preferred Securities of its subsidiaries. Supplementary capital, also known as Tier II capital, generally includes certain forms of perpetual preferred stock and cumulative preferred stock not included in core capital, as well as maturing capital instruments, and the allowance for loan losses limited to 1.25% of risk-weighted assets. The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of core capital.

        At June 30, 2002, Spectrum's core or Tier I capital was $96,618,000.

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

        The table below presents Spectrum's applicable regulatory capital ratios at June 30, 2002:

	At June 30, 2002
Ratio	Actual	Minimum Required
Tier I Capital to Average Assets	5.00%	4.00%
Tier I Capital to Risk-Weighted Assets	6.21%	4.00%
Total Capital to Risk-Weighted Assets	10.56%	8.00%

        Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Spectrum's capital ratios were above the minimum required as of June 30, 2002.

THE BANKS

        General.    Spectrum owns six banks: Great Western Bank, Omaha, Nebraska, a Nebraska banking corporation with 14 banking locations; F & M Bank, Watertown, South Dakota, a South Dakota banking corporation with 17 banking locations; Rushmore Bank & Trust Co., Rapid City, South Dakota, a South Dakota banking corporation with six banking locations; Citizens Bank, Mount Ayr, Iowa, an Iowa banking corporation with 19 banking locations; Citizens Bank, Clive, Iowa, an Iowa corporation with three banking locations; and Citizens Bank of Princeton, Princeton, Missouri, a Missouri banking corporation with two banking locations. The deposits of each bank are insured by the FDIC and the banks are subject to supervision and regulation by the FDIC. In addition, Great Western Bank is regulated by the Nebraska Department of Banking and Finance, the South Dakota banks are regulated by the South Dakota Division of Banking, the Iowa banks are regulated by the Iowa Division of Banking, and Citizens Bank of Princeton is regulated by the Missouri Division of Finance.

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

        Community Reinvestment Act.    Enacted in 1977, the federal Community Reinvestment Act has become important to financial institutions, including their holding companies. This allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under this act. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators regularly conduct examinations to assess the performance of financial institutions. During their last examinations, ratings of satisfactory or outstanding were received by each of Spectrum's banks. As a result, management believes that the banks' performance under the act will not impede regulatory approvals of any proposed acquisitions or branches.

        Dividend Restrictions.    Dividends paid by Spectrum's banks provide substantially all of the operating and investing cash flow of Spectrum. Spectrum's banks are subject to legal limitations on the frequency and amount of dividends that may be paid to Spectrum. Under South Dakota and Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year to date combined with its retained net profits for the preceding two years. Under Iowa law, a bank may declare and pay dividends only out of undivided profits and only if not restricted by the principal regulator. The Iowa principal regulator requires that Iowa state banks maintain an adjusted equity capital ratio of not less than 6.5% of adjusted assets plus a fully funded allowance for loan losses unless a lower ratio is approved by the principal regulator. An Iowa state bank operating below the minimum requirement would be subject to immediate dividend restriction; a request for immediate capital injection and/or a possible cease and desist order. Citizens Bank, Clive has committed to maintain a ratio for Tier I capital to average assets of not less than 8 percent until August 1st, 2004, due to the fact that the bank relocated its principal place of business from Carlisle, Iowa, to Clive, Iowa. Under Missouri law, a bank may not pay dividends that would impair capital. The Missouri principal regulator generally requires that Missouri state banks maintain equity capital of not less than 6% of assets. The Nebraska principal regulator requires a total capital to asset ratio of 6%, excluding intangibles other than purchased mortgage servicing rights. At least 5.5% must be primary capital which includes all equity capital accounts plus allowances for loan and lease losses. In addition, either the applicable state banking regulator or the FDIC has the power to prohibit Spectrum's banks from paying dividends if such payments would constitute unsafe or unsound banking practices or cause the bank to be undercapitalized.

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

        The FDIC risk-based capital guidelines require state non-member banks to have a minimum ratio of core capital to total risk-weighted assets of 4% and a minimum ratio of total capital to total risk-weighted assets of 8%.

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

        The table below presents the regulatory capital ratios of the Spectrum subsidiary banks at June 30, 2002:

	At June 30, 2002
Ratio	Great Western Bank	F&M Bank	Rushmore Bank & Trust	Citizens Bank, Mount Ayr	Citizens Bank, Clive	Citizens Bank of Princeton	Minimum Required
Tier I capital to average assets	8.44%	7.53%	8.04%	8.51%	9.02%	9.60%	4.00%
Tier I capital to risk-weighted assets	9.83%	9.95%	10.12%	11.00%	10.33%	13.12%	4.00%
Total capital to risk-weighted assets	11.08%	11.10%	11.37%	12.26%	11.58%	14.38%	8.00%

        Banking regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, and a Tier I capital leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a Tier I risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of June 30, 2002, the Spectrum banks were above well capitalized minimum ratios.

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

        As an institution's capital decreases, the powers of the federal regulators become greater. An undercapitalized or severely undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

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

        Financial Modernization Act (Gramm-Leach-Bliley Act).    Banks that elect to create "financial subsidiaries" may engage in activities that are financial in nature, including:

  •
  Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

  •
  Engaging as agent or broker in any state for purposes of insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, death, defects in title, or providing annuities as agent or broker.

  •
  Providing financial, investment, or economic advisory services, including advising an investment company;

  •
  Issuing or selling annuities representing interests in pools of assets permissible for a bank to hold directly;

  •
  Underwriting, dealing in, or making a market in securities;

  •
  Engaging in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto;

  •
  Activities that the Federal Reserve has found to be usual in connection with the transaction of banking or other financial operations abroad;

  •
  Additional activities that the Secretary of the Treasury in consultation with the Federal Reserve determines to be financial in nature or incidental to a financial activity; and

  •
  Activities that may be conducted by an operating subsidiary.

        None of Spectrum's bank subsidiaries have elected to create financial subsidiaries.

CHANGING REGULATORY STRUCTURE

        The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

        One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties. Other laws such as Sarbanes-Oxley Act of 2002 have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the South Dakota Division of Banking, Iowa Division of Banking, Nebraska Department of Banking and Finance and Missouri Division of Finance, possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

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

ITEM 2.    PROPERTIES

        The offices of Spectrum are located in a leased one-story building located at 10834 Old Mill Road, Suite One, Omaha, Nebraska 68154. Spectrum, through its subsidiaries, currently operates 61 banking offices and one leasing office.

        At June 30, 2002, Spectrum, through its subsidiaries, owned the buildings for 48 of its branch offices and leased the remaining 13 offices. With only one exception, a branch of Citizens Bank, Mt Ayr being leased from Spectrum, all leased properties are leased from unaffiliated third parties. We believe each of our facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information and Holders.    There is no established public trading market for any class of common equity of Spectrum or any of its subsidiaries.

        As of September 15, 2002, there were 125,132 shares of common stock issued and outstanding that were held by approximately 23 shareholders of record.

        Common stock dividends declared for fiscal year 2002 totaled $751,000, or $6.00 per common share, compared to $1,493,000 or $18.01 per common share in fiscal year 2001. The 2001 dividend included $1,200,000 in the form of a note payable. In fiscal year 2000 dividends of $985,000, or $12.45 per common share were declared. For information regarding the payment of future dividends and any possible restrictions see "Dividend Restrictions" under Item 1.

        Frequency (quarterly) and amount of cash dividends per common share declared were as follows:

	Year ended June 30, 2002
	First	Second	Third	Fourth
Cash dividends declared	1.50	1.50	1.50	1.50
	Year ended June 30, 2001
	First	Second	Third	Fourth
Cash dividends declared	0.70	0.70	0.00	1.50

        On March 23, 2001, Spectrum issued 46,319 shares of its common stock and 100,000 shares of its Series 3 variable rate nonvoting, noncumulative perpetual preferred stock in the merger of Great Western Securities, Inc. into Spectrum. Such shares of common stock were issued to existing stockholders of Spectrum who were holders of one-half of the outstanding shares of common stock of Great Western Securities, Inc. Such shares of preferred stock were issued to Jack K. Harvey, holder of all of the outstanding preferred stock and one-half of the outstanding shares of the common stock of Great Western Securities, Inc. No underwriters were involved in the transaction. The issuance was made in a transaction exempt from the requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

        On August 7, 2000 Spectrum issued 7,584 shares of its common stock in exchange for all outstanding common stock of Citizens Corporation ("Citizens") and assumption of $1,200,000 Capital Notes to existing Spectrum stockholders. Its subsidiary, Citizens Bank, Chariton, Iowa was merged into Spectrum's subsidiary, Citizens Bank, Mt. Ayr, Iowa. No cash proceeds were generated from the issuance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data for Spectrum for each of the years in the five-year period ended June 30, 2002. The data set forth below includes the accounts of Iowa State Bank, Hamburg, Iowa and United National Bank of Iowa, Sidney, Iowa from August 1, 2000, the effective date of acquisition of those banking subsidiaries of Hamburg Financial, Inc., the accounts of Great Western Bank, Omaha, Nebraska from March 23, 2001, the effective date of acquisition of that banking subsidiary of Great Western Securities, the accounts of Founders Trust National Bank, Sioux Falls, South Dakota ("Founders") from March 31, 2001, the date of acquisition of Founders and the accounts of First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") from February 28, 2002, the date of acquisition of First Western and Marquette. The completed acquisitions were accounted for under the purchase method of accounting. The following table should be read in conjunction with the consolidated financial statements of Spectrum and the notes thereto appearing elsewhere in this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

	At or for the year ended June 30,
	2002		2001		2000		1999		1998
	(dollars in thousands, except per common share data)
Consolidated statements of income:
Interest income	$127,915		$91,669		$61,363		$51,709		$47,089
Interest expense	60,181		51,825		31,515		25,548		24,273
Net interest income	67,734		39,844		29,848		26,161		22,816
Provision for loan losses	6,067		2,618		2,036		1,563		1,434
Other income	21,897		11,467		7,233		6,662		5,169
Other expenses	62,318		33,831		21,057		18,621		16,020
Income taxes	7,393		4,922		4,440		4,089		3,184
Minority interest in earnings of subsidiaries	636		522		404		357		312
Net income	13,217		9,418		9,144		8,193		7,035
Per common share data:
Earnings per share	$98.36		$101.16		$113.62		$101.42		$86.71
Dividends	6.00		18.01		12.45		11.49		3.93
Tangible book value per share(1)	393.63		306.56		483.05		472.29		402.73
Consolidated balance sheets:
Assets	$2,012,157		$1,782,122		$850,776		$684,236		$616,526
Loans, net of unearned income(2)	1,496,200		1,303,049		634,757		522,800		456,911
Allowance for loan losses	20,344		18,955		8,197		6,838		6,276
Deposits	1,635,967		1,421,090		691,535		569,971		512,342
Long term notes payable	123,157		116,646		50,932		41,116		38,792
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures.	48,000		48,000		20,400		—		—
Nonperforming assets	19,960		21,164		9,567		7,854		8,500
Stockholders' equity	110,163		96,926		47,822		41,768		36,471
Key ratios:
Net interest margin(3)	4.01%		3.79%		4.21%		4.34%		4.24%
Return on average assets	0.71		0.82		1.19		1.25		1.20
Return on average stockholders' equity	12.76		14.53		19.67		20.47		21.01
Nonperforming loans to loans, net of unearned income	1.17		1.53		1.49		1.48		1.84
Net loans charged-off to average loans	0.41		0.27		0.10		0.21		0.46
Dividend payout ratio	6.10		17.80		10.96		11.33		4.53
Allowance for loan losses to loans, net of unearned income	1.36		1.45		1.29		1.31		1.37
Allowance for loan losses to nonperforming loans	116.49		94.85		86.70		88.37		74.73
Tier I risk-based capital	6.21		6.06		9.80		8.10		7.99
Total risk-based capital	10.56		11.17		11.60		9.30		9.25
Tier I leverage ratio	5.00		4.88		7.20		6.40		5.83
Stockholders' equity to assets	5.47		5.44		5.62		6.10		5.92
Ratio of earnings to fixed charges(4):
Including interest on deposits	1.32	x	1.28	x	1.43	x	1.48	x	1.42	x
Excluding interest on deposits	2.33	x	2.50	x	3.32	x	4.29	x	3.64	x

(1)
Stockholders' equity less preferred stock less goodwill and core deposit and other intangibles, divided by period end shares outstanding of common stock.

(2)
Before allowance for loan losses.

(3)
On a tax equivalent basis.

(4)
The ratio of earnings to combined fixed charges and preference security dividends is computed by dividing (x) the sum of income before income taxes and fixed charges by (y) fixed charges and dividends on Spectrum's series 1, 2 and 3 preferred stock. Fixed charges consist of interest on borrowings, amortization of debt expense, and implicit interest on leases.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following is management's discussion and analysis of the financial condition and results of the operation of Spectrum. It is intended to explain certain financial information regarding Spectrum and should be read in conjunction with the Consolidated Financial Statements, related Notes, and the Five Year Summary of Selected Data included in this report.

CRITICAL ACCOUNTING POLICIES

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations," and disclosures included within this Form 10-K Annual Report, are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of allowances for loan losses, valuation of mortgage servicing rights and intangibles. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Nature of Business and Significant Accounting Policies". Three of the Company's more critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements, these are related to the allowance for loan losses, mortgage servicing rights and intangibles.

        Provision and allowance for loan losses.    The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly or more frequent basis, management reviews the appropriate level for the allowance for loan losses. This review and analysis is based on the results of:

  •
  Internal monitoring and reporting system

  •
  Economic conditions, including duration of the current cycle

  •
  Past experience, including recent loss experience

  •
  Credit quality trends

  •
  Collateral values

  •
  Volume, composition, and growth of the loan portfolio

  •
  Specific credits and industry conditions

  •
  Results of bank regulatory and internal credit exams

  •
  Actions by the Federal Reserve Board

  •
  Existence and effect of concentrations of credit

  •
  Delay in receipt of information to evaluate loans or confirm existing credit deterioration

        To the extent actual results differ from forecasts and management's judgment the allowance for loan losses may be greater or less than future charge-offs.

        Mortgage servicing rights.    Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and then amortized in proportion to, and proportionately over the period of estimated future net servicing income based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the future balances of loans after scheduled loan amortization and estimated prepayments. An independent outside company estimates for the Company future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current rate levels, market forecasts and other economic conditions.

        The Company reports mortgage servicing rights at the lower of amortized cost or fair value. The carrying value of mortgage servicing rights is adjusted by estimated impairment losses. The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and prepayment speeds. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. Loan types include fixed-rate, balloon government, conventional and adjustable-rate mortgage loans. See Note 8 to the consolidated financial statements. Impairment losses are recognized in the following manner:

1.
The mortgage servicing assets are stratified based on predominant risk characteristics.

2.
Impairment losses are recorded as reductions in the carrying value of the asset through a valuation allowance for an individual stratum with a corresponding increase to amortization expense. The amount of impairment equals the carrying amount for a particular stratum minus their fair market value.

3.
The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment, based on market conditions.

        Intangibles.    Intangible assets consist of goodwill, core deposit intangibles, an unidentifiable intangible asset (related to a branch acquisition), and client listing and franchise costs. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposit intangible represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. The unidentifiable intangible asset represents the excess of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution. Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

        Goodwill is tested for impairment at least annually. Other intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset is not recoverable.

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

        On January 14, 2000, Spectrum chartered Citizens Bank, Carlisle, Iowa, which purchased certain assets and assumed certain deposits of the failed Hartford-Carlisle Savings Bank. In addition to the main office in Carlisle, the bank acquired facilities in Hartford and Runnells, Iowa. On December 26, 2000, the bank moved its main office from Carlisle to Clive, Iowa, a suburb of Des Moines. In August 2002, the bank closed the Hartford office. Liquid assets of $4,800,000; loans, net of unearned fees of $34,539,000, and deposits of $70,465,000 were acquired in connection with the purchase and assumption. Spectrum owns 95.24% of the stock of this bank. The newly chartered state bank was capitalized with $10.5 million in capital; the purchase included a $5.5 million premium paid to the FDIC. The acquisition was accounted for in a manner similar to a purchase and the deposit premium was allocated to goodwill. A major reason for this acquisition was the proximity of this bank's offices to the Des Moines market, and the ability to branch.

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

        On August 7, 2000, Spectrum acquired all of the outstanding shares of Citizens Corporation ("Citizens"), an affiliated one-bank holding company that owned Citizens Bank, Chariton, Iowa. Spectrum exchanged 7,584 newly issued shares of common stock for all 4,628 outstanding shares of Citizens, and assumed a $1,200,000, 10.00% capital note payable. Citizens Bank, Chariton, Iowa was merged into Spectrum's subsidiary, Citizens Bank, Mt. Ayr. Deposits of $60,382,514 and loans of $52,472,988 were acquired. Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements (in thousands) are summarized below.

Year Ended June 30, 2000
Interest income:
Spectrum Bancorporation, Inc. and Subsidiaries	$55,572
Citizens Corporation and Subsidiary	5,791

Combined	$61,363

Net income:
Spectrum Bancorporation, Inc. and Subsidiaries	$7,586
Citizens Corporation and Subsidiary(1)	1,558

Combined	$9,144

(1)
Citizens Corporation was an "S" corporation prior to the merger.

        On March 23, 2001, Spectrum acquired Great Western Securities ("GWS") for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, non-cumulative perpetual preferred stock. The common stock was issued to existing shareholders in Spectrum for their 50% interest in GWS. The remaining portion was purchased from an unrelated party. The acquisition has been accounted for as a purchase and results of operation of GWS since the date of acquisition are included in the consolidated financial statements. Deposits of $507,207,856 and loans of $511,415,557 were acquired. The net assets previously attributed to the ownership of Spectrum's shareholders were recorded at predecessor cost, due to the shareholders' continuing interests. The remaining net assets were recorded at fair value. As a result of the merger, a core deposit intangible of $6,775,000 has been recognized and is being amortized over 5 years by an accelerated method. In addition, the intangible cost in excess of net assets acquired, other than purchased mortgage servicing rights, has been allocated to goodwill.

        Unaudited pro forma consolidated results of operations as though GWS had been acquired as of July 1, 1999 (in thousands except share data) are summarized below.

	For the Year Ended June 30, 2001	For the Year Ended June 30, 2000
Total interest income	$130,785	$107,049
Net interest income	66,243	48,690
Net income	10,156	14,009
Basic earnings per common share	72.68	103.34
Weighted average shares outstanding	125,354	125,459

        The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.

        As of March 31, 2001, F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota ("Founders") for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders' equity of $2,183,000. The acquisition has been accounted for as a purchase and results of operations of Founders after the date of acquisition are included in the consolidated financial statements.

        As of February 28, 2002 F&M Bank acquired by merger First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $17,484,000. At February 28, 2002 First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders' equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western and Marquette after the date of acquisition are included in the consolidated financial statements.

        Great Western Bank has agreed to acquire Peoples Bank, Overland Park, Kansas with approximately $28,166,000 in total assets, $3,300,000 in net loans, $26,035,000 in deposits and $2,000,000 in stockholders' equity as of August 31, 2002. Peoples Bank has one location, which will consolidate with Great Western Bank locations. The merger is subject to regulatory approval and is expected to close in last calendar quarter of 2002.

RESULTS OF OPERATION

GENERAL

        Net income for the year ended June 30, 2002 was $13,217,000, an increase of $3,799,000 when compared to net income of $9,418,000 for the year ended June 30, 2001. The increase in net income was due primarily to the acquisition of Great Western Securities and its subsidiary, Great Western Bank in the third quarter of fiscal 2001 and to Spectrum's internal growth. The contribution of Great Western Bank's net income to the net income of Spectrum was $7,369,000 in fiscal 2002 compared with $2,266,000 in fiscal 2001. Net income increased $274,000 for the year ended June 30, 2001 when compared to net income of $9,144,000 for the year ended June 30, 2000. The increase in net income for this period reflected greater volumes of loans and deposits due to acquisitions and Spectrum's internal growth.

        Spectrum's return on average assets was 0.71% for the year ended June 30, 2002 compared to 0.82% for the year ended June 30, 2001. This decrease is due to average assets increasing 61.99% compared to fiscal net income increasing only 40.34% during 2002. The difference between these two percentages is primarily attributable to increases in salary and employee benefits expenses, amortization of mortgage servicing rights and provision for loan losses, as discussed in "Other Expenses" below. Spectrum's return on average stockholders' equity was 12.76% for the year ended June 30, 2002 compared to 14.53% for the year ended June 30, 2001. This decrease is attributable to the recent acquisitions, as discussed above in "Mergers and Acquisitions".

NET INTEREST INCOME

        Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of Spectrum's revenue. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

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

	Year Ended June 30,
	2002			2001			2000
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees(1)(2)	$1,368,931	$110,101	8.04%	$844,280	$77,622	9.19%	$567,658	$51,509	9.07%
Investment securities:
Taxable	254,493	15,256	5.99%	155,832	10,416	6.68%	106,127	7,221	6.80%
Tax exempt (tax equivalent)	27,545	1,956	7.10%	21,310	1,530	7.18%	17,710	1,309	7.39%
Federal funds sold and other	52,755	1,267	2.40%	44,796	2,621	5.85%	28,149	1,769	6.28%

Total interest-earning assets	$1,703,724	$128,580	7.55%	$1,066,218	$92,189	8.65%	$719,644	$61,808	8.59%

Interest-bearing liabilities:
Demand, saving and money market deposits	$522,953	$12,736	2.44%	$290,984	$8,520	2.93%	$190,591	$5,789	3.04%
Time deposits	794,661	33,884	4.26%	558,319	33,785	6.05%	379,947	20,027	5.27%

Total interest-bearing deposits	1,317,614	46,620	3.54%	849,303	42,305	4.98%	570,538	25,816	4.52%
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	140,218	5,866	4.18%	86,784	4,801	5.53%	59,965	3,657	6.10%
Notes payable	49,835	2,955	5.93%	21,474	1,909	8.89%	3,158	231	7.31%
Company obligated mandatorily redeemable preferred securities	48,000	4,740	9.88%	28,456	2,810	9.88%	18,110	1,811	10.00%

Total interest-bearing liabilities	$1,555,667	$60,181	3.87%	$986,017	$51,825	5.26%	$651,771	$31,515	4.84%

Net interest income		$68,399			$40,364			$30,293

Interest rate spread(3)			3.68%			3.39%			3.75%
Net interest margin(4)			4.01%			3.79%			4.21%
Ratio of average interest-bearing liabilities to average interest-earning assets	91.31%			92.48%			90.57%

(1)
The data include the accounts of First Western and Marquette from February 28, 2002, the date of their acquisition, those of Founders from March 31, 2001, the date of its acquisition, those of Great Western Bank from March 23, 2001, the date of its acquisition, those of Citizens Bank, Clive from January 14, 2000, the date of its acquisition, and those of Iowa State Bank and United National Bank of Iowa from August 1, 2000, the effective date of acquisition of HFI. The completed acquisitions were accounted for under the purchase method of accounting.

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

        Net interest income, on a tax-equivalent basis, was $68,399,000 for the year ended June 30, 2002, an increase of $28,035,000 from $40,364,000 in 2001. This increase resulted from an increase of $637,506,000 in average interest-earning assets to $1,703,724,000 for the year ended June 30, 2002, from $1,066,218,000 in 2001. The majority of the asset growth occurred in the loans and securities portfolios, both from acquisitions and internal growth. Average loans increased $524,651,000 to $1,368,931,000 for the year ended June 30, 2002, from $844,280,000 in 2001.

        Interest expense increased $8,356,000 to $60,181,000 for the year ended June 30, 2002, from $51,825,000 in 2001. The cost of interest-bearing liabilities for the year ended June 30, 2002, was 3.87% compared to 5.26% in 2001. When combined with noninterest-bearing deposits, the cost of funds was 3.47% for the year ended June 30, 2002, compared to 4.79% in 2001. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $140,218,000 in 2002, an increase of $53,434,000 from $86,784,000 in 2001. This source was used to supplement core deposits in funding the loan growth.

        As a result of these factors, net interest margin, on a tax-equivalent basis, increased to 4.01% for the year ended June 30, 2002, from 3.79% for the year ended June 30, 2001.

        Net interest income, on a tax-equivalent basis, was $40,364,000 for the year ended June 30, 2001, an increase of $10,071,000 from $30,293,000 in 2000. This increase resulted from an increase of $346,574,000 in average interest-earning assets to $1,066,218,000 for the year ended June 30, 2001, from $719,644,000 in 2000. The majority of the asset growth was due to growth in the loans and securities portfolios, both from acquisitions and internal growth. Average loans increased $276,622,000 to $844,280,000 for the year ended June 30, 2001, from $567,658,000 in 2000.

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

	2002 vs. 2001			2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) Due to Changes In:			Increase (Decrease) Due to Changes In:			Increase (Decrease) Due to Changes In:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$43,210	$(10,731)	$32,479	$25,423	$690	$26,113	$7,995	$252	$8,247
Investment securities:
Taxable	6,009	(1,169)	4,840	3,324	(129)	3,195	589	404	993
Tax exempt (tax equivalent)	443	(17)	426	259	(38)	221	228	(105)	123
Federal funds sold	402	(1,756)	(1,354)	982	(130)	852	456	(123)	333

Total interest income	50,064	(13,673)	36,391	29,988	393	30,381	9,268	428	9,696

Interest-bearing liabilities:
Demand, savings and money market deposits	5,848	(1,632)	4,216	2,947	(216)	2,731	743	674	1,417
Time deposits	11,814	(11,715)	99	10,460	3,298	13,758	3,093	(698)	2,395

Total interest-bearing deposit expense	17,662	(13,347)	4,315	13,407	3,082	16,489	3,836	(24)	3,812
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	2,439	(1,374)	1,065	1,510	(366)	1,144	755	263	1,018
Notes payable	1,851	(805)	1,046	1,618	60	1,678	(673)	(1)	(674)
Company obligated mandatorily redeemable preferred securities	1,930	(0)	1,930	1,022	(23)	999	1,811	0	1,811

Total interest expense	23,882	(15,526)	8,356	17,557	2,753	20,310	5,729	238	5,967

Increase (decrease) in net interest income	$26,182	$1,853	$28,035	$12,430	$(2,360)	$10,071	$3,539	$190	$3,729

PROVISION FOR LOAN LOSSES

        The amount of the provision for loan losses is based on a quarterly or a more frequent evaluation of the loan portfolio, especially non-performing and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of non-performing loans; historical loss experience; results of examinations by regulatory agencies; expectations of current economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. In addition, the chief credit officer of Spectrum, assisted by personnel of affiliated banks and an unaffiliated company performs loan review services on a periodic basis.

        The provision for loan losses for the year ended June 30, 2002, was $6,067,000 compared to $2,618,000 for the year ended June 30, 2001. This represents an increase of $3,449,000, or 131.74%. This increase is was due to increases in net charge-offs and acquisitions. See "Non-performing Loans" and "Allowance for Loan Losses". The provision for loan losses for the year ended June 30, 2001 increased $582,000 when compared to $2,036,000 for the previous year. This increase was due to increases in non-performing loans and net loans charged off.

OTHER INCOME

        The following table presents Spectrum's other income for the indicated periods.

	Year Ended June 30,
	2002	2001	2000
	(dollars in thousands)
Service charges and other fees	$10,134	$6,297	$4,259
Net gains from sale of loans	2,917	1,152	628
Gain (loss) on securities, net	215	133	(13)
Loan servicing fees	3,524	240	0
Trust department income	1,610	617	313
Other income	3,497	3,645	2,359

Total other income	$21,897	$11,467	$7,233

        During the year ended June 30, 2002, total other income increased to $21,897,000 from $11,467,000 for the year ended June 30, 2001, due primarily to increased service charges and other fees and loan servicing fees. Increases in these fees for fiscal 2002 resulted from the acquisition of Great Western Bank at the end of the third quarter of fiscal 2001. Great Western had $4,411,000 and $1,060,000 service charges and other fees for fiscal years ended June 30, 2002 and June 30, 2001, respectively and $3,527,000 and $240,000 loan servicing fees for the fiscal years ended June 30,2002 and June 30, 2001, respectively. Great Western Bank is the only Spectrum bank that services mortgage loans, pursuant to purchased mortgage servicing rights. Total other income for the year ended June 30, 2001, increased to $11,467,000 compared to $7,233,000 for year ended June 30, 2000, an increase of $4,234,000 due to increased income from service charges and other fees.

OTHER EXPENSES

        The following table presents Spectrum's other expenses for the indicated periods.

	Year Ended June 30,
	2002	2001	2000
	(dollars in thousands)
Salaries and employee benefits	$28,851	$17,569	$10,938
Occupancy expense, net	3,770	2,268	1,249
Amortization and valuation adjustment for mortgage servicing rights	9,049	304	0
Data processing	3,091	2,115	1,719
Equipment expenses	2,510	1,519	719
Advertising	2,180	1,270	1,098
Amortization of cost in excess of net assets acquired	0	728	248
Amortization of core deposit intangible and other intangibles	2,629	960	176
Other expenses	10,238	7,098	4,910

Total other expense	$62,318	$33,831	$21,057

        Other expenses increased $28,487,000 or 84.20%, to $62,318,000 during the year ended June 30, 2002, from $33,831,000 for the year ended June 30, 2001. This increase is primarily the result of an increase in salary and employee benefits and an increase of in amortization of mortgage servicing rights acquired. Other expenses increased $12,774,000 or 60.66%, to $33,831,000 in 2001 from $21,057,000 in 2000, a result of the acquisition of Great Western Securities and its subsidiary, Great Western Bank.

        Salaries and employee benefits rose $11,282,000 or 64.22%, to $28,851,000 for the year ended June 30, 2002, from $17,569,000 for the corresponding period of 2001. This increase is due to acquisitions in fiscal 2002 and 2001, and the acquisition of Great Western Bank. At the time of the acquisition on March 23, 2001, Great Western Bank had approximately 241 full-time equivalent employees. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines. Salaries and benefits rose $6,631,000, or 60.62%, to $17,569,000 in 2001 from $10,938,000 in 2000. This increase in salaries was due to Spectrum's continuing growth and acquisitions throughout this period.

        Net occupancy expense increased $1,502,000, or 66.23%, to $3,770,000 for the year ended June 30, 2002, from $2,268,000 for the year ended June 30, 2001. Net occupancy costs increased due to the acquisitions in fiscal 2002 and 2001 and internal growth. Net occupancy expense increased $1,019,000, or 81.59%, to $2,268,000 in 2001 from $1,249,000 in 2000. Net occupancy costs increased due to the acquisition of Great Western Bank which had 14 facilities located in Nebraska.

        Amortization of mortgage servicing rights acquired increased $8,745,000, to $9,049,000 for the year ended June 30, 2002, from $304,000 for June 30, 2001. Mortgage servicing rights amortization of $9,049,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio, caused by a declining interest rate environment in the twelve months ended June 30, 2002. A valuation allowance of $5,233,000 was recognized in the fiscal year ended June 30, 2002. There was no mortgage servicing rights amortization cost for the year ended June 30, 2000, due to the acquisition of Great Western Bank in the third quarter of the year ended June 30, 2001. Great Western Bank is currently the only Spectrum bank that services mortgage loans pursuant to purchased mortgage servicing rights. A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

        As a result of declines in mortgage interest rates since June 30, 2002, an additional valuation allowance for mortgage servicing rights may be required in the first quarter of fiscal year ending June 30, 2003. Although no amount has been determined, the additional charge to earnings could range from $1,000,000 to $4,000,000 on a pretax basis.

        Data processing costs increased $976,000, or 46.15% to $3,091,000 for the year ended June 30, 2002, from $2,115,000 during the year ended June 30, 2001. The increase was due to acquisitions and internal growth. Data processing expense increased $396,000, or 23.04%, to $2,115,000 in 2001 from $1,719,000 in 2000. The increase was due to acquisitions during this period.

        Equipment costs increased $991,000, or 65.24% to $2,510,000 for the year ended June 30, 2002, from $1,519,000 during the year ended June 30, 2001. The increase was due to acquisitions and internal growth. Equipment expense increased $800,000, or 111.27%, to $1,519,000 in 2001 from $719,000 in 2000. This increase was due to acquisitions and internal growth during fiscal year 2001.

        Advertising costs increased $910,000, or 71.65% to $2,180,000 for the year ended June 30, 2002, from $1,270,000 during the year ended June 30, 2001. The increase was due to internal growth. Advertising costs increased $172,000, or 15.66%, to $1,270,000 in 2001 from $1,098,000 in 2000. The increase was due to internal growth.

        Amortization of goodwill was zero for the year ended June 30, 2002, compared to $728,000 for the year ended June 30, 2001. This decrease is due to the early adoption of Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets" ("Statement 142") at the beginning of fiscal year 2002. Beginning in 2002, goodwill was no longer amortized but will be evaluated at least on an annual basis for impairment. For the year ended June 30, 2002, goodwill totaling $39,315,000 will not be amortized against current year operations pursuant to Statement 142. See "Recent Accounting Pronouncement" section for further details. Amortization of goodwill increased $480,000, or 193.55% to $728,000 for the year ended June 30, 2001, from $248,000 for the year ended June 30, 2000. This increase was due to the acquisition of Great Western Bank in the third quarter of the year ended June 30, 2001. See Note 1 and Note 7 "Intangible Assets" to the Consolidated Financial Statements.

        Amortization of core deposit intangible and other intangibles was $2,629,000 for the year ended June 30, 2002 compared to $960,000 for the year ended June 30, 2001. This increase is due to a full year's amortization of the core deposit intangible asset, $2,145,000, from the acquisition of Great Western Bank in the third quarter of fiscal 2001. This accounted for 81.59% of the total amortization of core deposit intangible and other intangibles for the fiscal year 2002. This core deposit intangible is being amortized on an accelerated method over 5 years. Amortization of core deposit intangible was $960,000 for year ended June 30, 2001 compared to $176,000 for the year ended June 30, 2000, due to the acquisition of Great Western Bank in the third quarter of the year ended June 30, 2001. See Note 1 and Note 7 "Intangible Assets" to the Consolidated Financial Statements.

        Other operating expenses include, among many other items, postage, due from bank account charges, armored car and courier fees, travel and entertainment, regulatory examination fees, directors' fees, dues and subscriptions, and FDIC insurance premiums. These expenses increased $3,140,000, or 44.24%, to $10,238,000 for the year ended June 30, 2002, from $7,098,000 for the year ended June 30, 2001. These expenses increased $2,188,000, or 44.56%, to $7,098,000 during 2001 from $4,910,000 during 2000. Other operating expenses increased for these periods due to Spectrum's growth and acquisitions.

FEDERAL INCOME TAX

        Spectrum's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $2,471,000 to $7,393,000 for the year ended June 30, 2002, from $4,922,000 for the year ended June 30, 2001, reflecting the increase of income before taxes for the period. Spectrum's recorded income tax expenses increased $482,000 in 2001 from $4,440,000 in 2000.

RECENT ACCOUNTING PRONOUNCEMENT

        In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements-Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which affected the Company's accounting for its reported goodwill.

Statement 141:

  •
  Eliminates the pooling method for accounting for business combinations.

  •
  Requires that intangible assets that meet certain criteria be reported separately from goodwill.

  •
  Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

  •
  Eliminates amortization of goodwill and other intangibles that are determined to have an indefinite life.

  •
  Requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life.

  •
  Requires that carrying value of goodwill that exceeds its implied fair value to be recognized as an impairment loss.

Upon adoption of these Statements, the Company is required to:

  •
  Evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and to make any necessary reclassifications in order to conform to the new criteria.

  •
  Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

        The provisions of Statement 141 apply to all business combinations initiated after June 30, 2002 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of Statement 142 are required to be implemented by the Company by the first quarter of its 2003 fiscal year. The Company has elected early adoption and implemented Statement 142 in the first quarter of fiscal 2002. The impact of adopting Statement 142 was to eliminate the amortization of goodwill and other intangibles that are determined to have an indefinite life and subject goodwill and other intangibles to annual impairment tests. See Note 1 "Intangible Assets" to the consolidated financial statements.

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

        Total loans, net of unearned fees, increased $193,151,000, or 14.82%, to $1,496,200,000 at June 30, 2002, from $1,303,049,000 at June 30, 2001. The increase was primarily due to the acquisitions of First Western and Marquette that accounted for 32.61% of the increase and internal growth. Total loans, net of unearned fees, increased $668,292,000, or 105.28%, at June 30, 2001, from $634,757,000 at June 30, 2000 primarily due to the acquisition of Great Western Bank.

        Spectrum's subsidiary banks primarily make commercial loans to small to medium-sized businesses and professionals and installment loans to individuals. The subsidiary banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. See "Business—Loans." Typically, the subsidiary banks' commercial loans have floating rates of interest, are for varying terms, (generally not exceeding five years), are personally guaranteed by principals of the borrowing company, and are collateralized by accounts receivable, inventory or other business assets.

        The following tables present Spectrum's loan balances at the dates indicated categorized by loan type:

	June 30, 2002		June 30, 2001		June 30, 2000
			(dollars in thousands)
Loans to individuals	$199,896	13.54%	$215,071	16.75%	$106,499	17.00%
Real estate loans	164,812	11.17	172,786	13.46	135,033	21.55
Commercial and agricultural	1,126,417	76.32	912,611	71.07	388,615	62.03
Other loans	6,241	0.42	3,242	0.25	4,910	0.78

Total face amount of loans	1,497,366	101.46	1,303,710	101.53	635,057	101.36
Unearned loan fees	(1,166)	(0.08)	(661)	(0.05)	(300)	(0.05)

Loans	1,496,200	101.38%	1,303,049	101.48%	634,757	101.31%
Less allowance for loan losses	(20,344)	(1.38)	(18,955)	(1.48)	(8,197)	(1.31)

Net Loans	$1,475,856	100.00%	$1,284,094	100.00%	$626,560	100.00%

	June 30, 1999		June 30, 1998
	(dollars in thousands)
Loans to individuals	$86,243	16.71%	$68,529	15.21%
Real estate loans	107,944	20.92	147,324	32.69
Commercial and agricultural	326,515	63.28	229,114	50.84
Other loans	2,563	0.50	12,358	2.74

Total face amount of loans	523,265	101.41	457,325	101.48
Unearned loan fees	(465)	(0.09)	(414)	(0.09)

Loans	522,800	101.32%	456,911	101.39%
Less allowance for loan losses	(6,838)	(1.32)	(6,276)	(1.39)

Net Loans	$515,962	100.00%	$450,635	100.00%

        Spectrum's primary category of loans, commercial and agricultural loans, constituting over two-thirds of loans as of June 30, 2002, trended upward as indicated at the stated dates. At June 30, 2002, agricultural loans totaled $174,076,000. Of this amount, $65,215,000 comprised loans secured by agricultural real estate, and $108,861,000 comprised loans secured by agricultural operating assets. At June 30, 2001, agricultural loans totaled $126,194,000. Of this amount, $52,609,000 comprised loans primarily secured by agricultural real estate, and $73,585,000 comprised loans secured by agricultural operating assets.

        Commercial and agricultural loans were $1,126,417,000 as of June 30, 2002, an increase of $213,806,000 over the $912,611,000 balance as of June 30, 2001. This increase is due to internal growth, which accounted for 62.63% of the growth for these loan types. The acquisition of First Western and Marquette accounted for 37.37% of the increase. Commercial and agricultural loans as of June 30, 2001 increased by $523,996,000 when compared to June 30, 2000, due to the acquisition of Great Western Bank.

        Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, or loans secured by similar collateral, that would cause them to be similarly impacted by economic or other conditions. Spectrum had loans secured by real estate amounting to $767,886,000 at June 30, 2002. Other than loans secured by real estate and the loan categories set forth in the above table, Spectrum had no concentrations of loans at June 30, 2002. Spectrum had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2002.

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

        Although the risk of non-payment exists for a variety of reasons relating to all loans, other more specific risks are associated with each type of loan. Risks associated with real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate held as collateral. Several risks are present in construction loans, including economic conditions in the building industry, fluctuating land values, failure of the contractor to complete work and the borrower's inability to repay. As of June 30, 2002, construction loans were $116,633,000 or 7.8% of total loans. Risks associated with commercial and agricultural loans are the quality of the borrower's management and the impact of local economic factors as well as prices received for products and services. Loans to individuals face the risk of a borrower's unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower. Management believes that risk levels associated with the various types of loans are dependent upon the existence of the risks at any particular time, for example, economic conditions in the building industry.

LOAN MATURITIES

        The following tables present, at June 30, 2002, and June 30, 2001, loans, net of unearned fees, by maturity in each major category of Spectrum's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated by Spectrum in the same manner as new credit applications. If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Spectrum's lending personnel.

	At June 30, 2002
		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$38,033	$135,463	$469	$16,977	$8,861	$199,803
Real estate loans	27,144	31,832	4,459	26,309	75,569	165,313
Commercial and agricultural	535,788	343,881	186,540	22,879	35,592	1,124,680
Other loans	2,723	3,584	0	97	0	6,404

Total loans	$603,688	$514,760	$191,468	$66,262	$120,022	$1,496,200

	At June 30, 2001
		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$39,316	$152,928	$909	$15,461	$4,402	$213,016
Real estate loans	48,913	57,184	35,835	26,697	3,859	172,488
Commercial and agricultural	461,403	267,935	154,015	30,485	619	914,457
Other loans	1,894	1,194	0	0	0	3,088

Total loans	$551,526	$479,241	$190,759	$72,643	$8,880	$1,303,049

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

        In addition to the internally classified loans, each subsidiary bank has a "watch list" of loans that further assists monitoring of its loan portfolios. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term. Such loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have elements of weakness as compared with those of a satisfactory credit. Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the watch list at June 30, 2002 were current and paying in accordance with loan terms.

        Spectrum's external loan review process consists of an intensive on-site review of more than 50% of dollar value of loans at each subsidiary bank (other than Great Western Bank) during twelve to twenty-four month periods, depending on conditions. Reviews are performed by a regional consulting firm, which is affiliated with Spectrum's external auditor, and by loan officers of Spectrum's subsidiary banks for all the banks except Citizens Bank, Clive and Citizens Bank of Princeton. The chief credit officer and loan officers of subsidiaries banks perform the Clive and Princeton reviews. Spectrum's chief credit officer is responsible for determining the frequency and scope of external loan reviews and evaluating the results of those reviews. The report of the consulting firm is presented to each bank's management and board of directors for review. The external review is used to supplement and provide a check on the internal review conducted by subsidiary bank management.

        Great Western Bank is Spectrum's only bank with an internal loan review staff. 50% of the dollar values of Great Western Bank's loans are reviewed in a 24-month cycle. The chief credit officer of Spectrum supplements Great Western Bank's internal review staff.

NON-PERFORMING LOANS

        Non-performing loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal and/or interest payments. Loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is generally included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

        A restructured loan is one upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.

        Non-performing loans are fully or substantially collateralized by assets. In general, the excess of loan balances over collateral values are allocated in the allowance. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any.

        The following table lists nonaccrual, over 90 days past due and restructured loans, other real estate and other repossessed assets at June 30, 2002, and for each of the prior four years.

	At June 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Nonaccrual loans	$11,592	$4,703	$1,920	$1,503	$2,603
Accruing loans past due over 90 days	1,895	1,772	2,370	1,082	1,609
Restructured loans	3,977	13,510	5,164	5,153	4,186

Total non-performing loans	17,464	19,985	9,454	7,738	8,398
Other real estate and other repossessed assets	2,496	1,179	113	116	102

Total non-performing assets	$19,960	$21,164	$9,567	$7,854	$8,500

Ratio of total nonperforming loans to loans, net of unearned fees	1.17%	1.53%	1.49%	1.48%	1.84%
Ratio of total non-performing assets to total loans plus other real estate and other repossessed assets	1.33	1.62	1.51	1.50	1.86
Ratio of non-performing assets to total assets	.99	1.19	1.12	1.15	1.38

        Nonaccrual loans were $11,592,000 as of June 30, 2002, an increase of $6,889,000 over the balance of $4,703,000 as of June 30, 2001. This increase is primarily due to internal growth and acquisitions in fiscal 2002. Two loans accounted for 14.6% of the increase and acquisition of Marquette and First Western Banks accounted for 13.8% of the increase. Nonaccrual loans increased $2,783,000 as of June 30, 2001 when compared to June 30, 2000, primarily due to internal growth in fiscal year 2001.

        Restructured loans were $3,977,000, $13,510,000 and $5,164,000 at June 30, 2002, 2001, and 2000, respectively. A single commercial borrower paid off a total of $7,379,543 of restructured loans in February 2002. This primarily caused the decrease in restructured loans and non-performing loans and assets in fiscal year 2002. Restructured loans at June 30, 2001 increased $8,346,000 when compared to June 30, 2000 primarily due to a single borrower, this commercial borrower paid off their loans in fiscal 2002.

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

        The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. Spectrum's allowance was $20,344,000 or 1.36% of loans, net of unearned fees, at June 30, 2002 compared to $18,955,000 or 1.45% of loans, net of unearned fees, at June 30, 2001. The increase in the total allowance is due to acquisitions and internal growth in fiscal year 2002. The decrease in the allowance to loans, net unearned was primarily due to charge-off of a restructured loan to a single commercial borrower in fiscal year 2002.

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

        Net loans charged off for the year ended June 30, 2002 was $5,677,000 compared with $2,296,000 in 2001. One borrower accounted for $2,653,000 of the loans charged-off for the fiscal year 2002. Net loans charged off for the year ended June 30, 2001 was $2,296,000 compared with $540,000 in 2000. This increase is primarily due to the acquisition of Hamburg Financial, Inc. whose loans were deemed by management to carry more risk than the remainder of Spectrums' loans.

        Specific allowances are maintained for larger-balance, non-homogeneous loans that have been individually determined to be impaired as prescribed by Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan." Impairment is measured on a loan-by-loan basis for these loans by either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the method predominantly used, which is the fair value of the collateral.

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

        The allowance for loan losses is based upon estimates, and actual charge-offs can vary significantly from the estimated amounts. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly or more frequent basis, adjustments are made to specific and inherent loss estimates based upon the most recent information available.

        The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 2002, and for each of the prior four years.

	At June 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Average loans outstanding(1)	$1,368,931	$844,280	$567,658	$479,533	$428,454

Total loans at end of period(1)	$1,496,200	$1,303,049	$634,757	$522,800	$456,911

Allowance at beginning of period	$18,955	$8,197	$6,701 (2)	$6,276	$6,699
Loans charged off:
Loans to individuals	1,197	828	399	216	501
Real estate loans	288	402	68	57	31
Commercial and agricultural	5,046	899	217	855	1,305
Other loans	(80)	498	198	106	431

Total charge-offs	6,451	2,627	882	1,234	2,268

Recoveries of loans previously charged off:
Loans to individuals	190	223	110	89	61
Real estate loans	104	12	46	9	2
Commercial and agricultural	446	72	115	133	218
Other loans	34	24	71	2	1

Total recoveries	774	331	342	233	282

Net loans charged off	5,677	2,296	540	1,001	1,986
Provision for loan losses	6,067	2,618	2,036	1,563	1,434
Business acquisition(3)	999	10,436	0	0	129

Allowance at end of period	$20,344	$18,955	$8,197	$6,838(2)	$6,276

Net loan charged off to average loans	0.41%	0.27%	0.10%	0.21%	0.46%
Allowance to total loans at end of period	1.36%	1.45%	1.29%	1.31%	1.37%

(1)
Net of unearned fees.

(2)
Restated balance at end of 1999 does not equal the 2000 beginning due to a change in reporting periods.

(3)
The allowance for loan losses includes the allowance related to Iowa State Bank, Hamburg, Iowa and United National Bank, Sidney, Iowa (collectively) for their merger into Citizens Bank, Mt. Ayr, Iowa of $2,153,000, the allowance related to Founders Trust National Bank, Sioux Falls, South Dakota for its merger into F&M Bank of $304,000, allowance related to acquisition of Great Western Bank, Omaha, Nebraska of $7,979,000 and the allowance of $999,000 related to the acquisition of First Western and Marquette banks (collectively) for their merger into F&M Bank. See "Nonperforming Loans."

        Management and the boards of directors of the subsidiary banks make credit and loan decisions in conformity with loan policies established by their boards of directors. The subsidiary banks' practices are to charge off any loan or portion of a loan when the loan is determined by management to be uncollectable due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. Spectrum charged off $6,451,000 during the year ended June 30, 2002 and $2,627,000 for June 30, 2001. One borrower accounted for $2,653,000 or 41.10% of the total charged off loans for the fiscal year 2002 as discussed earlier in this section. Recoveries during fiscal year 2002 were $774,000 when compared to $331,000 for fiscal year June 30, 2001. One commercial borrower accounted for $316,000 or 40.8% of the total recoveries in fiscal year 2002. See "Non-Performing Loans".

        The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2002, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

	At June 30, 2002		At June 30, 2001		At June 30, 2000
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$2,401	13.35%	$4,023	16.50%	$1,383	16.77%
Real estate loans	1,999	11.05	1,719	13.25	1,288	21.26
Commercial and agricultural	15,554	75.17	13,034	70.00	5,266	61.20
Other loans	390	0.43	179	0.25	260	0.77

Total allowance for loan losses	$20,344	100.00%	$18,955	100.00%	$8,197	100.00%

	At June 30, 1999		At June 30, 1998
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$877	16.48%	$644	14.98%
Real estate loans	980	20.63	939	32.21
Commercial and agricultural	4,876	62.40	4,087	50.11
Other loans	105	0.49	606	2.70

Total allowance for loan losses	$6,838	100.00%	$6,276	100.00%

SECURITIES

        Securities, all of which are classified as available-for-sale and carried at fair value, increased $69,049,000, or 26.06%, to $334,059,000 at June 30, 2002, from $265,010,000 at June 30, 2001. The increase was due to internal growth and acquisitions.

        The board of directors of each subsidiary bank reviews all securities transactions at each board meeting and the securities portfolio periodically. For obligations of U.S. Government agencies and corporation, state, county, municipal and other securities, Spectrum's investment policy allows for the purchase of securities with maturities in excess of ten years. As of June 30, 2002, 96.38% of Spectrum's securities with defined maturities mature in less than ten years. Mortgage-backed securities are deemed not to have defined maturities for purposes of this analysis.

        As of June 30, 2002, 44.02% of Spectrum's investment portfolio had defined maturities. The investment portfolio with defined maturities was concentrated in the following categories: obligations of the U.S. Treasury, U.S. government agencies, corporations and state and local political subdivisions totaled $118,882,000, or 35.59% of the portfolio and corporate debt totaled 28,177,000, or 8.43% of the portfolio. Mortgage-backed securities totaled $179,871,000 or 53.84% of Spectrum's investment portfolio. The remaining $7,129,000 or 2.13% of Spectrum's investment portfolio is in equity securities, which primarily are stock in the Federal Home Loan Banks of Des Moines and Topeka totaled $7,129,000 as of June 30, 2002.

        Certain of Spectrum's securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2002, the face value of U.S. Government and other securities so pledged amounted to $197,047,000, or 58.99% of the total securities portfolio.

        The following table provides the maturity distribution and weighted average interest rates of Spectrum's securities portfolio at June 30, 2002. The yield has been computed by dividing the forward annualized income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, by the book value of the securities. The book value of available-for-sale securities is their fair value. All securities are classified as available-for-sale. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 34%. The equity securities are primarily composed of stock in the Federal Home Loan Banks of Des Moines and Topeka. The yield is set quarterly by the Federal Home Loan

Bank's board of directors. For the quarter ended June 30, 2002, the yields were 3.00% and 4.75% at Federal Home Loan Banks of Des Moines and Topeka, respectively.

	At June 30, 2002
Type and Maturity	Principal Amount	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities:
Within one year	$7,600	$7,607	$7,744	5.59%
After one but within five years	2,500	2,470	2,576	6.26

Total U.S. Treasury securities	10,100	10,077	10,320	5.69

Obligations of other U.S. Government agencies and corporations:
Within one year	9,214	9,221	8,308	6.29
After one but within five years	43,985	44,533	42,421	5.56
After five but within ten years	13,305	12,550	16,877	5.63
After ten years	0	0	0	0.00

Total obligations of U.S. Government agencies and corporations	66,504	66,304	67,606	5.71

Obligations of states and political subdivisions:
Within one year	15,071	5,317	5,194	4.49
After one but within five years	13,885	14,083	14,406	4.55
After five but within ten years	16,907	16,977	17,469	4.70
After ten years	3,805	3,817	3,887	5.11

Total obligations of states and political subdivisions	49,668	40,194	40,956	4.65

Other securities:
Within one year	2,589	2,583	2,626	7.32
After one but within five years	18,700	18,861	19,461	6.03
After five but within ten years	4,500	4,618	4,657	6.34
After ten years	2,000	1,948	1,433	2.70

Total other securities	27,789	28,010	28,177	5.91

Total securities with defined maturities	154,061	144,585	147,059	5.65
Mortgage Backed Securities	175,558	176,110	179,871	6.07
Equity securities	7,129	7,129	7,129	3.25

Total securities	$336,748	$327,824	$334,059	5.97%

DEPOSITS

        Total deposits increased $214,877,000, or 15.12%, to $1,635,967,000 at June 30, 2002, from $1,421,090,000 at June 30, 2001. The increase in deposits is due to internal growth and the purchase of First Western and Marquette Banks, which account for 46.37% of the increase. See "Mergers and Acquisitions". Total deposits increased $729,555,000, or 105.50% to $1,421,090 at June 30, 2001, from $691,535,000 at June 30, 2000. The increase in deposits is due to internal growth and the purchase of Iowa State Bank, United National Bank of Iowa, Commercial Federal Bank's Kellerton, Iowa office, Founders Trust National Bank and Great Western Bank which collectively had deposits of $593,292,000.

        The following table presents the average amounts and the average rates paid on deposits of Spectrum for the year ended June 30, 2002, and for each of the prior two years:

	Year Ended June 30,
	2002		2001		2000
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Interest-bearing demand, savings and money market deposits	$522,953	2.44%	$290,984	2.93%	$190,591	3.04%
Time deposits of less than $100,000	564,126	4.32	412,866	6.05	284,353	5.20
Time deposits of $100,000 or more	230,535	4.13	145,453	6.05	95,594	5.48

Total interest-bearing deposits	1,317,614	3.54	849,303	4.98	570,538	4.52
Noninterest-bearing demand deposits	177,411	0.00	95,071	0.00	62,324	0.00

Total deposits	$1,495,025	3.12%	$944,373	4.48%	$632,862	4.08%

        The maturity distribution of time deposits of $100,000 or more at June 30, 2002 is presented below:

At June 30, 2002
(dollars in thousands)
3 months or less	$67,987
Over 3 through 6 months	53,935
Over 6 through 12 months	80,622
Over 12 months	55,785

Total time deposits of $100,000 or more	$258,329

        The subsidiary banks rely to a limited extent on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile funding source than other deposits and are more likely to affect Spectrum's future earnings because of interest rate sensitivity.

FEDERAL HOME LOAN BANK BORROWINGS

        All of the subsidiary banks are members of the Federal Home Loan Bank. Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding. At June 30, 2002, the subsidiary banks had $69,337,000 in Federal Home Loan Bank advances compared to $70,696,000 at June 30, 2001 and $48,632,000 at June 30, 2000. At June 30, 2002, based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Spectrum was $80,397,000.

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

NOTES PAYABLE TO BANK

        Spectrum has notes payable to an unaffiliated bank of $17,500,000 at June 30, 2002 compared to $9,750,000 at June 30, 2001 and $2,300,000 at June 30, 2000. The increases are due to the Marquette and First Western Bank acquisitions in fiscal 2002 and the Great Western Bank acquisition in fiscal 2001. Spectrum has committed to maintain specific covenants each quarter and year-end with the unaffiliated bank as stated in the March 23, 2001 loan agreement. For the period June 30, 2002 Spectrum did not satisfy one of its covenants. The covenant in default required Spectrum to maintain a level of net charge-offs that is equal to or less than 0.35% of Spectrum's banking subsidiaries combined total loans (total principal amount). The unaffiliated bank waived this covenant default for the period June 30, 2002. Terms of these notes are discussed in "Sources of Liquidity" below.

CAPITAL NOTES

        Capital Investors (See "Certain Relationships and Related Transactions") negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Spectrum's subordinated capital notes. The loan has the following terms: the option to either fix the rate of interest at the five-year treasury rate plus 350 basis points but not less than the lender's cost of funds plus 250 basis points at the date the loan is closed, or to select a rate of interest at LIBOR plus 215 basis points fixed at intervals ranging from 30 days to 180 days. Interest is payable quarterly and principal is to be payable annually in each year beginning 2007 through 2011. Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Spectrum pledged their common stock as additional collateral for Capital Investors' loan. Capital Investors has also committed to maintain the same covenants Spectrum has with the unaffiliated bank. As stated above in the "Notes Payable To Bank" section, Capital Investors also defaulted on the same named covenant and as stated above the unaffiliated bank waived this default for the period June 30, 2002.

LINE OF CREDIT

        Spectrum has a $5,000,000 revolving line of credit from the unaffiliated bank, to be used by Spectrum as a short-term liquidity facility. Spectrum entered into a covenant with the unaffiliated lender not to pledge the stock of its subsidiary banks except to the lender as collateral for Spectrum's loans.

LIQUIDITY

SOURCES OF LIQUIDITY

        Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the subsidiary banks to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers' borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $46,285,000 and $42,697,000 during the years ended June 30, 2002 and 2001. These amounts comprised 2.48% and 3.71% of average total assets during the years ended June 30, 2002 and 2001. The average level of securities and federal funds sold was $334,296,000 and $218,749,000 during the years ended June 30, 2002 and 2001.

        At June 30, 2002, $23,872,000, or 16.23%, of Spectrum's securities portfolio, excluding mortgage-backed securities and equity securities, are scheduled to mature within one year and $78,864,000 or 53.63%, excluding mortgage- backed securities, matured after one but within five years. The subsidiary banks' commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates. Its installment lending activities are concentrated in loans with maturities of three to six years and with generally fixed interest rates. At June 30, 2002, approximately $603,689,000, or 40.35%, of Spectrum's loans, net of unearned fees, matures within one year. See "Loan Maturities."

        On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and accessibility to money and capital markets. Spectrum attracts its deposits primarily from individuals and businesses located within the market areas served by the subsidiary banks, and to lesser extent, on brokered deposits. Borrowed funds come primarily from three sources, Federal Home Loan Bank borrowings, Spectrum's notes payable to an unaffiliated bank and the sale of subordinated capital notes to an affiliate. Interest is due quarterly to the unaffiliated bank at either the lender's cost of funds plus 1.75% per annum or the LIBOR rate plus 1.5% (fixed for periods of up to 180 days) per annum, at the option of Spectrum. The maturity dates of these outstanding debts are March 23, 2006. On August 12, 1999, Spectrum issued $20,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 10% per annum payable quarterly. The maturity date of the securities is August 18, 2029. On March 19, 2001 Spectrum issued $27,600,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 9.75% per annum payable quarterly. The maturity date of the securities is March 19, 2031.

CAPITAL RESOURCES

        Spectrum monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. As indicated in the table immediately below, at June 30, 2002, Spectrum was above the total capital minimum requirements. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and supplementary capital.

        The following tables present Spectrum's capital ratios as of the indicated dates.

	Risk-Based Capital Ratios
	June 30, 2002		June 30, 2001
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core (Tier I) capital	$96,618	6.21%	$82,219	6.06%
Core (Tier I) capital minimum requirement	62,257	4.00	54,269	4.00

Excess	$34,361	2.21%	$27,950	2.06%

Total capital	$164,356	10.56%	$151,603	11.17%
Total capital minimum requirement	124,515	8.00	108,539	8.00

Excess	$39,841	2.56%	$43,064	3.17%

Total risk-weighted assets	$1,556,435		$1,356,782

	Leverage Ratios
	June 30, 2002		June 30, 2001
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core capital	$96,618	5.00%	$82,219	4.88%
Minimum requirement	77,313	4.00	67,420	4.00

Excess	$19,305	1.00%	$14,799	0.88%

Average total adjusted assets	$1,932,825		$1,685,495

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

        The following table shows the ratio of the cumulative gap to total assets to be (21.39)% at the less than three-month interval, (29.18)% at the three month to less than one-year interval and (.60)% at the one to five year intervals at June 30, 2002. Currently, Spectrum is in a liability-sensitive portion in the near term. Spectrum had $596,859,000 of interest-bearing demand, savings and money market deposits at June 30, 2002 that are somewhat less rate-sensitive. Excluding these deposits, Spectrum's interest-sensitive ratio would have been 8.71% at the less than three-month interval, .92% at the three month to less than one-year interval and 29.50% at the one to five year intervals at June 30, 2002. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

        The following table shows the interest rate sensitivity position of Spectrum at June 30, 2002:

	Estimated Maturity or Repricing at June 30, 2002
	Less Than Three Months	Three Months to Less Than One Year	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$409,435	$211,199	$711,499	$164,067	$1,496,200
Investment securities:
Taxable	24,565	43,905	169,895	56,404	294,769
Tax exempt	1,279	2,772	14,406	20,833	39,290
Federal funds sold and other	16,650	198	0	0	16,848

Total interest-earning assets	451,929	258,074	895,800	241,304	1,847,107
Interest-bearing liabilities:
Deposits:
Demand, savings and money market deposits	596,859	0	0	0	596,859
Time deposits	160,987	404,703	278,563	63	844,316
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	71,992	10,125	42,056	16,935	141,108
Notes payable	52,500	0	0	1,200	53,700
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	$0	$0	$0	$48,000	$48,000

Total interest-bearing liabilities	$882,338	$414,828	$320,619	$66,198	$1,683,983

Interest rate gap	$(430,409)	$(156,754)	$575,181	$175,106	$163,124

Cumulative interest rate gap at June 30, 2002	$(430,409)	$(587,163)	$(11,982)	$163,124	$326,248

Cumulative interest rate gap to total assets	(21.39)%	(29.18)%	(0.60)%	8.11%	16.21%

        The following table indicates that at June 30, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, Spectrum's 2003 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

	Net interest income	(Decrease) Increase	Percent Change
	(dollars in thousands)
Changes in Interest Rates
200 basis point rise	$63,180	(4,554)	(6.72)%
100 basis point rise	65,457	(2,277)	(3.36)
Base rate scenario	67,734	0	0.00
100 basis point decline	68,634	900	1.33
200 basis point decline	72,288	4,554	6.72

        The following table indicates that at June 30, 2001, if there had been a sudden and sustained increase in prevailing market interest rates, Spectrum's 2002 net interest income would be expected to decrease, while a decrease in rates would indicate an increase in income. Spectrum's interest rate risk profile was slightly less sensitive to changes in interest rates at June 30, 2002 versus June 30, 2001.

	Net interest income	(Decrease) Increase	Percent Change
	(dollars in thousands)
Changes in Interest Rates
200 basis point rise	$34,963	(4,881)	(12.25%)
100 basis point rise	37,403	(2,441)	(6.13)
Base rate scenario	39,844	0	0.00
100 basis point decline	41,272	1,428	3.58
200 basis point decline	44,725	4,881	12.25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of Spectrum at June 30, 2002 and 2001, together with the Independent Auditor's Report, are included in this Form 10-K below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of Spectrum and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position with Spectrum	Position with Susidiary
Deryl F. Hamann	69	Chairman of the Board, CEO and Director	Chairman and Director of F&M Bank, Rushmore Bank & Trust and Great Western Bank
Daniel A. Hamann	44	President, COO and Director
			Chairman and Director of Citizens Bank, Mount Ayr, Citizens Bank, Clive and Citizens Bank of Princeton; Vice Chairman and Director of F&M Bank, Rushmore Bank & Trust; Chairman and Director of Spectrum Banc Service Corporation, Director of Great Western Bank
Daniel J. Brabec	43	Executive Vice President and Director	President and Director of Great Western Bank
Jeffory A. Erickson	44	Director	President, CEO and Director of F&M Bank and Vice Chairman CEO and Director of Rushmore Bank & Trust
Thomas B. Fischer	55	Senior Vice President and Director	None
Art N. Burtscher	51	Director	Vice Chairman and Director of Great Western Bank
Andrew C. Hove, Jr.	67	Director	None
Robert W. Murray	67	Director	None
Leo W. Smith II	66	Director	Director of Great Western Bank
James R. Clark	51	CFO, Secretary and Treasurer	None

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

        Daniel A. Hamann.    Mr. Daniel Hamann has been President of Spectrum since 1996 and served as Vice President of Spectrum from 1992 to 1996. He is Chairman and Director of Citizens Bank, Mount Ayr, Citizens Bank, Clive and Citizens Bank of Princeton, and Vice Chairman of F&M Bank and Rushmore Bank & Trust, and a Director of Great Western Bank. He is Chairman and Director of Spectrum's banks' subsidiary, Spectrum Banc Service Corporation. He is President and Director of the affiliated Spectrum Life Insurance Company. He is Executive Vice President of Spectrum Financial Services, Inc., an affiliate of Spectrum.

        Daniel J. Brabec.    Mr. Brabec has served as Vice President of Spectrum since 1992 and as Executive Vice President since 1999. Mr. Brabec served as CFO, Secretary and Treasurer of Spectrum from 1999 to 2001. Mr. Brabec served as Executive Vice President and Director of Rushmore Bank & Trust from 1993 until July 1999, when he resigned to assume expanded duties with Spectrum. He is a Director of the affiliated Spectrum Life Insurance Company. Mr. Brabec became President of Great Western Bank in January 2001.

        Jeffory A. Erickson.    Mr. Erickson has served as President and CEO of F&M Bank since 1995. He was elected a Director of Spectrum in January 2002. Since July 2002 he has served as Vice Chairman and Chief Executive Officer of Rushmore Bank & Trust.

        Thomas B. Fischer.    Mr. Fischer has been President of Spectrum Financial Services, Inc. an affiliate of Spectrum since 1996. In 1997, he was elected Senior Vice President and Director of Spectrum. From 1992 to 1996, Mr. Fischer was Vice President, General Counsel, and Secretary of FirsTier Financial, Inc., a multi-bank holding company headquartered in Omaha, Nebraska.

        Art N. Burtscher.    Mr. Burtscher is President of McCarthy Group Asset Management in Omaha. He has been a Director of Spectrum since May 2001. He is Vice Chairman and Director of Great Western Bank, where he served as President from 1988 to 2001.

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

        Leo W. Smith II.    General Smith (retired) is an independent consultant. He has been Director of Great Western Bank since September 1998 and Director of Spectrum since May 2001. Prior to his service as a Director with United Way of the Midlands in Omaha, Nebraska, General Smith was the last Vice Commander-In-Chief of the Strategic Air Command.

        James R. Clark.    Mr. Clark joined Spectrum Bancorporation as Chief Financial Officer, Treasurer, and Secretary in August 2001. From 1994 to 1999, he was Vice President of Finance and Administration of (i) Structure, Inc. From 1977 to 1994, he held financial positions with Peter Kiewit Sons', Inc., Omaha, Nebraska.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table presents the cash compensation paid by Spectrum and its subsidiaries to its Chief Executive Officer and Chief Operating Officer, the only named officers, for the fiscal years 2000 through 2002. No other executive officer of Spectrum received compensation from Spectrum exceeding $100,000 for these years.

Name and Principal Position	Year	Salary	All Other Compensation(1)
Deryl F. Hamann, Chairman and Chief Executive Officer(2)	2002 2001 2000	681,812 340,822 258,796	29,733 10,000 9,720
Daniel A. Hamann, President and Chief Operating Officer	2002 2001 2000	170,000 158,500 141,629	16,914 15,070 3,490
Daniel J. Brabec, Executive Vice President and Director	2002	181,245	18,009

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

        Spectrum has no board committees at the holding company level except an audit committee. On June 14, 2000, Spectrum adopted an Audit Committee Charter in compliance with SEC and American Stock Exchange rules. As a result of this action, Spectrum added three independent directors to serve on its audit committee.

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

PHANTOM STOCK AGREEMENTS

        Spectrum's subsidiary banks have phantom stock agreements with several senior bank officers, including Daniel A. Hamann, Chairman of Citizens Bank, Mount Ayr and Daniel J. Brabec, President of Great Western Bank. Cash amounts are accumulated for the officers based on their bank's performance, 50% by achieving certain annual growth rates in net income and 50% by achieving certain annual rates of return on assets. Accumulated amounts are payable to the officers over ten years beginning at age 65 or prior due to death or permanent disability.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information regarding beneficial ownership of common stock of Spectrum as of September 15, 2002 by (1) each shareholder known by Spectrum to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Spectrum and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
Deryl F. Hamann 1500 Woodmen Tower Omaha, NE 68102	91,127(1)	72.82%
Daniel A. Hamann 10834 Old Mill Road, Suite One Omaha, NE 68154	22,707(2)	18.15%
Esther Hamann Brabec 10834 Old Mill Road, Suite One Omaha, NE 68154	24,844(3)	19.85%
Daniel J. Brabec 14545 West Center Road Omaha, NE 68144	455(4)	*
Julie Hamann Bunderson 10834 Old Mill Road, Suite One Omaha, NE 68154	27,014(5)	21.59%
Art N. Burtscher 1125 So. 103rd St., Suite 450 Omaha, NE 68124	-0-	-0-
Jeffory A. Erickson 35 First Ave NE Watertown, SD 57201	-0-	-0-
Andrew C. Hove, Jr. 6610 Blue Ridge Lane Lincoln, NE 68516	-0-	-0-
Robert W. Murray 1716 So. 42nd St. West Des Moines, IA 50265	-0-	-0-
Leo W. Smith II 1805 Harney St. Omaha, NE 68102	-0-	-0-
Thomas B. Fischer 10834 Old Mill Road, Suite One Omaha, NE 68154	-0-	-0-
All executive officers and directors as a group (nine persons)	114,289	91.33%

(1)
Of this amount, an aggregate of 61,263 shares are held by four separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, Julie Hamann Bunderson, and Karl E. Hamann. Mr. Hamann as trustee owns an additional 454 shares held by an affiliated company. In addition, Mr. Hamann owns 29,410 shares individually.

(2)
Of this amount, 2,216 shares are owned by his revocable trust for which he serves as sole trustee, 211 shares are owned by his spouse, and an aggregate of 20,280 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Bunderson.

(3)
Of this amount, 1,941 shares are owned by her revocable trust for which she serves as sole trustee, 455 shares are owned by her spouse, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Bunderson, and 2,168 shares are owned by her as trustee for Julie Hamann Bunderson's issue.

(4)
Does not include shares beneficially owned by his spouse. Mr. Brabec disclaims beneficial ownership of such shares.

(5)
Of this amount, 2,129 shares are owned by her revocable trust for which she serves as sole trustee, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 2,775 shares are owned by her as trustee for Esther Hamann Brabec's issue and 1,830 shares are owned by her as trustee for Daniel A. Hamann's issue.

*
Less than 1%.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Spectrum. They are owned, directly or indirectly, by Deryl F. Hamann, individually or as trustee for the benefit of his children. Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Spectrum's subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $945,665 during Spectrum's fiscal year ended June 30, 2002, and $641,791 for the year ended June 30, 2001, for assuming such reinsurance risks with respect to credit insurance originated by Spectrum's subsidiary banks. Spectrum's subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

        In addition, Spectrum Financial Services receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit life insurance originated by Spectrum's subsidiary banks was $17,091 during the fiscal year ended June 30, 2002, and $16,351 during the fiscal year ended June 30, 2001. Spectrum believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

        Spectrum Financial Services places investment centers in banks, including Spectrum's subsidiary banks, and unaffiliated banks. The investment centers engage in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees. Spectrum Financial Services pays Spectrum's subsidiary banks lease rentals based on commissions generated. Gross commissions originated from Spectrum's subsidiary banks were $764,097 during Spectrum's fiscal year ended June 30, 2002, and $591,220 during the fiscal year ended June 30, 2001. Each Spectrum bank received approximately 75% (before broker compensation) of the amount of gross commissions generated from its leased space as rental. Spectrum believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

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

        In January of 2001, F&M Bank, a subsidiary of Spectrum, purchased the insurance agency business of Watertown Agency, Inc. from Spectrum Financial Services, Inc. for $539,652. The selling corporation has been owned by the Hamann family and was engaged in the insurance agency business in Watertown, South Dakota since 1976. Spectrum believes that the price paid was similar to the price that would have been paid by an unaffiliated party.

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

        In connection with the acquisition of Great Western Securities, stockholders of Spectrum formed Capital Investors, LLC. Capital Investors, LLC is owned by stockholders of Spectrum for the purpose of financing the purchase of Spectrum's subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Spectrum's subordinated capital notes as Tier II capital for regulatory purposes. The subordinated capital notes bear interest at a floating rate of one percent per annum over prime rate and will be due March 23, 2011 with interest payable quarterly. Spectrum has the right to prepay the subordinated capital notes without penalty. Depending upon the availability of funds and Spectrum's capital requirements, Spectrum intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011. Spectrum's obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Spectrum's obligations under its subordinated capital notes.

        Capital Investors negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Spectrum's subordinated capital notes. The loan terms include the option to either fix the rate of interest at the one to five-year treasury rate plus 350 basis points but not less than the lender's cost of funds plus 250 basis points, or to select a rate of interest at LIBOR plus 215 basis points fixed at intervals ranging from 30 days to 180 days. Interest is payable quarterly on the loan and principal is payable annually in each year beginning 2007 through 2011. Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Spectrum pledged their common stock as additional collateral for Capital Investors' loan.

        Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Bunderson, children of Deryl F Hamann are partiers to a Spilt Dollar Agreement dated Jul 12, 1995 pursuant to which Spectrum pays premiums for insurance on the life of Deryl F, Hamann which are to be repaid upon maturity of the policy. See Exhibit Document 10.7. Spectrum is awaiting issuance of regulations present to Sarbanes-Oxley Act of 2002 to determine applicability of the Act to this Agreement.

        Deryl F. Hamann is a partner in the law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, Omaha, Nebraska, and counsel to Spectrum. See "Legal Proceedings." Mr. Hamann devotes approximately 5% of his time to law firm matters, 90% to Spectrum matters, and the remaining 5% of his time to other interests.

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

          (3)  Exhibits

  (a)    (3)    EXHIBITS

REGULATION S-K EXHIBIT NUMBER	DOCUMENT	REFERENCE TO PRIOR FILING OR EXHIBIT NUMBER ATTACHED HERETO	SEQUENTIAL PAGE NUMBER WHERE ATTACHED EXHIBITS ARE LOCATED IN THIS FORM 10-K REPORT
2.2	Agreement and Plan of Merger dated May 25, 2000, between Spectrum Bancorporation, Inc. and Citizens Corporation	(2)	Not Applicable
2.3	Agreement dated November 14, 2000, between Jack K. Harvey and Great Western Securities, Inc.	(2)	Not Applicable
2.4	Agreement and Plan of Merger dated December 16, 2000, between Spectrum Bancorporation, Inc. and Great Western Securities, Inc.	(2)	Not Applicable
3.1	Articles of Amendment to Articles of Incorporation of Spectrum Bancorporation, Inc.	(1)	Not Applicable
3.2	Bylaws of Spectrum Bancorporation, Inc.	(1)	Not Applicable
4.1	Form of Subordinated Indenture dated August 18, 1999, to be entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(1)	Not Applicable
4.1	Form of Subordinated Indenture dated March 19, 2001 to be entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(2)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(1)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(2)	Not Applicable
4.3	Certificate of Trust of Spectrum Capital I.	(1)	Not Applicable
4.3	Certificate of Trust of Spectrum Capital II.	(2)	Not Applicable
4.4	Trust Agreement of Spectrum Capital I dated as of June 11, 1999.	(1)	Not Applicable
4.4	Trust Agreement of Spectrum Capital II dated as of January 4, 2001.	(2)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of Spectrum Capital I dated August 18, 1999.	(1)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of Spectrum Capital II dated March 19, 2001.	(2)	Not Applicable
4.6	Form of Preferred Security Certificate of Capital I.	(1)	Not Applicable
4.6	Form of Preferred Security Certificate of Capital II.	(2)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(1)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(1)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(2)	Not Applicable

4.9	Revised Form of Spectrum's Subordinated Capital Notes due 2011	(3)	Not Applicable
10.1	Time Note dated July 18, 2000, between Spectrum Bancorporation, Inc., as borrower, and LaSalle Bank National Association	(2)	Not Applicable
10.3	Agreement for Advances, Pledge and Security Agreement dated September 11, 1995, between Federal Home Loan Bank of Des Moines and Rushmore Bank & Trust. (Registrant's other subsidiary banks have identical agreements)	(1)	Not Applicable
10.4	Form of CMS™ Agency Agreement (reverse repurchase agreement) between F&M Bank and its customers.	(1)	Not Applicable
10.5	Phantom Stock Long-Term Incentive Plan dated January 16, 1998, between Daniel A. Hamann and Citizens Bank.	(1)	Not Applicable
10.5	Phantom Stock Long-Term Incentive Plan dated June 30, 2000 between Daniel A. Hamann and Citizens Bank.	(2)	Not Applicable
10.6	License Agreement dated September 5, 1997 between Jack Henry & Associates, Inc. and Spectrum Banc Service Corporation.	(1)	Not Applicable
10.7	Split-Dollar Agreement dated July 12, 1995 among Decatur Corporation and Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Bunderson.	(1)	Not Applicable
10.8	Phantom Stock Long-Term Incentive Plan dated January 24,2000, between Jeffory A. Erickson and F&M Bank.	(5)
10.9	Phantom Stock Long-Term Incentive Plan dated January 17,2001, between Dan J. Brabec and Great Western Bank.	(5)
12.1	Statement re Computation of Ratios.	(5)
21	Subsidiaries of Registrant.	(5)
24.1	Power of Attorney for Art N. Burtscher.	(4)	Not Applicable
24.2	Power of Attorney for Andrew C. Hove, Jr.	(4)	Not Applicable
24.3	Power of Attorney for Robert W. Murray.	(4)	Not Applicable
24.4	Power of Attorney for Leo W. Smith.	(4)	Not Applicable
24.5	Power of Attorney for Jeffory A. Erickson.	(5)
99.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
99.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)

(1)
Filed as exhibits to Spectrum's Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.

(2)
Filed as exhibits to Spectrum's Form S-1 registration statement filed on January 12, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(3)
Filed as an exhibit to Spectrum's Form S-1 registration statement filed on February 28, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(4)
Filed as an exhibit to Spectrum's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

(5)
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

/s/ DERYL F. HAMANN Deryl F. Hamann, Chairman, Chief Executive Officer and Director (Principal Executive and Operating Officer) Date: 9/27/02	/s/ DANIEL A. HAMANN Daniel A. Hamann, President Chief Operating Officer and Director Date: 9/27/02
/s/ THOMAS B. FISCHER Thomas B. Fischer, Senior Vice President and Director Date: 9/27/02	/s/ ARTHUR N. BURTSCHER* Arthur N. Burtscher, Director Date: 9/27/02
/s/ DANIEL J. BRABEC Daniel J. Brabec, Executive Vice President and Director Date: 9/27/02	/s/ ANDREW C. HOVE, JR.* Andrew C. Hove, Jr; Director Date: 9/27/02
/s/ JAMES R. CLARK Chief Financial Officer and Secretary/Treasurer Date: 9/27/02	/s/ ROBERT W. MURRAY* Robert W. Murray, Director Date: 9/27/02
/s/ JEFFORY A. ERICKSON* Jeffory A. Erickson, Director Date: 9/27/02	/s/ LEO W. SMITH II* Leo W. Smith II, Director Date: 9/27/02
	*By:	/s/ DERYL F. HAMANN Deryl F. Hamann As: Attorney-in-Fact Date: 9/27/02

SPECTRUM BANCORPORATION, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Spectrum Bancorporation, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Spectrum Bancorporation, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Bancorporation, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                          /s/ McGladrey & Pullen LLP

Sioux Falls, South Dakota
July 30, 2002

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001
(In Thousands, except share data)

	2002	2001
ASSETS
Cash and due from banks (Note 3)	$52,927	$55,744
Federal funds sold	16,351	50,692

Total cash and cash equivalents	69,278	106,436
Certificates of deposit	497	1,533
Securities available for sale (Notes 4, 10 and 11)	334,059	265,010
Loans, net of allowance for loan losses of $20,344 and $18,955 (Notes 5, 11 and 20)	1,475,856	1,284,094
Premises and equipment, net (Note 6)	41,803	37,035
Accrued interest receivable	15,089	14,454
Core deposit intangible and other, net (Note 7)	9,892	11,692
Goodwill, net (Note 7)	39,315	35,132
Mortgage servicing rights, net (Notes 7 and 8)	15,131	18,366
Other assets (Note 13)	11,237	8,370

	$2,012,157	$1,782,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 9):
Noninterest bearing	$194,792	$161,409
Interest bearing	1,441,175	1,259,681

Total deposits	1,635,967	1,421,090
Federal funds purchased and securities sold under agreements to repurchase (Note 10)	70,544	63,211
Notes payable (Note 11)	124,264	117,730
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures (Note 12)	48,000	48,000
Accrued interest and other liabilities (Note 14)	17,990	30,837

	1,896,765	1,680,868

Minority Interest in Subsidiaries (Note 2)	5,229	4,328

Commitments and Contingencies (Notes 18 and 19)
Stockholders' Equity (Note 16)
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, 1,000,000 shares authorized; issued and outstanding: 125,132 and 125,267 shares	125	125
Additional paid-in capital	2,058	2,064
Retained earnings	92,285	80,792
Accumulated other comprehensive income, net (Note 4)	3,995	2,245

Total stockholders' equity	110,163	96,926

	$2,012,157	$1,782,122

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2002, 2001 and 2000
(In Thousands, except share and per share data)

	2002	2001	2000
Interest income on:
Loans	$110,101	$77,622	$51,509
Taxable securities	14,966	10,148	7,027
Nontaxable securities	1,291	1,010	864
Dividends on securities	290	268	194
Federal funds sold and other	1,267	2,621	1,769

	127,915	91,669	61,363

Interest expense on:
Deposits	46,620	42,305	25,816
Federal funds purchased and securities sold under agreements to repurchase	1,644	1,567	1,193
Notes payable and company obligated mandatorily redeemable preferred securities	11,917	7,953	4,506

	60,181	51,825	31,515

Net interest income	67,734	39,844	29,848
Provision for loan losses (Note 5)	6,067	2,618	2,036

Net interest income after provision for loan losses	61,667	37,226	27,812

Other income:
Service charges and other fees	10,134	6,297	4,259
Net gains from sale of loans	2,917	1,152	628
Loan servicing fees	3,524	240	—
Casualty insurance commissions	741	689	441
Credit life and health and accident insurance commissions	416	262	291
Health and life insurance commissions	136	82	19
Other insurance commissions	222	112	84
Real estate brokerage commissions	84	99	99
Investment center income	855	503	275
Gain (loss) on sale of securities, net (Note 4)	215	133	(13)
Trust department income	1,610	617	313
Other	1,043	1,281	837

	21,897	11,467	7,233

Other expenses:
Salaries and employee benefits	28,851	17,569	10,938
Occupancy expenses, net	3,770	2,268	1,249
Amortization and valuation adjustments for mortgage servicing rights	9,049	304	—
Data processing	3,091	2,115	1,719
Equipment expenses	2,510	1,519	719
Advertising	2,180	1,270	1,098
Amortization of goodwill	—	728	248
Amortization of core deposit intangible and other	2,629	960	176
Other operating expenses	10,238	7,098	4,910

	62,318	33,831	21,057

Income before income taxes and minority interest in net income of subsidiaries	21,246	14,862	13,988
Income taxes (Note 13)	7,393	4,922	4,440

Income before minority interest in net income of subsidiaries	13,853	9,940	9,548
Minority interest in net income of subsidiaries	636	522	404

Net income	$13,217	$9,418	$9,144

Basic earnings per common share	$98.36	$101.16	$113.62

Weighted average shares outstanding	125,221	91,598	79,140

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2002, 2001 and 2000
(In Thousands, except share data)

	Comprehen- sive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance, June 30, 1999		$1,700	$79	$2,074	$38,931	$(1,016)	$41,768
Net income	$9,144	—	—	—	9,144	—	9,144
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on securities available for sale (Note 4)	(1,801)	—	—	—	—	(1,801)	(1,801)

Comprehensive income	$7,343

Cash dividends paid:
Preferred stock		—	—	—	(152)	—	(152)
Common stock ($12.45 per share)		—	—	—	(985)	—	(985)
Redeem common stock		—	—	(5)	(70)	—	(75)
Adjustment to conform year ends (Note 17)		—	—	—	(537)	460	(77)

Balance, June 30, 2000		1,700	79	2,069	46,331	(2,357)	47,822
Net income	$9,418	—	—	—	9,418	—	9,418
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on securities available for sale (Note 4)	3,865	—	—	—	—	3,865	3,865

Comprehensive income	$13,283

Redeem common stock		—	—	(5)	(73)	—	(78)
Issue stock for acquisition		10,000	46	—	26,761	737	37,544
Cash dividends paid:
Preferred stock		—	—	—	(152)	—	(152)
Common stock ($18.01 per share)		—	—	—	(1,493)	—	(1,493)

Balance, June 30, 2001		11,700	125	2,064	80,792	2,245	96,926
Net income	$13,217	—	—	—	13,217	—	13,217
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on securities available for sale (Note 4)	1,750	—	—	—	—	1,750	1,750

Comprehensive income	$14,967

Redeem common stock		—	—	(6)	(73)	—	(79)
Cash dividends paid:
Preferred stock		—	—	—	(900)	—	(900)
Common stock ($6.00 per share)		—	—	—	(751)	—	(751)

Balance, June 30, 2002		$11,700	$125	$2,058	$92,285	$3,995	$110,163

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$13,217	$9,418	$9,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,713	4,332	1,833
(Gain) loss on sale of securities	(215)	(133)	13
(Gain) on sale of loans, other real estate owned and other	(2,923)	(1,152)	(628)
Provision for loan losses	6,067	2,618	2,036
Provision for impairment of mortgage servicing rights	5,233	37	—
Provision for deferred income taxes	(3,742)	(720)	(803)
Minority interest in net income of subsidiaries	636	522	404
Loans originated for resale	(171,386)	(87,311)	(43,614)
Proceeds from sale of loans originated for resale	171,601	84,987	46,016
(Increase) decrease in accrued interest receivable	946	(3,517)	(1,912)
(Increase) decrease in other assets	961	8,385	(284)
Increase (decrease) in accrued interest and other liabilities	(4,640)	(6,758)	2,080

Net cash provided by operating activities	25,468	10,708	14,285

Cash Flows from Investing Activities
Purchase of certificates of deposit	(4,199)	(5,465)	(4,153)
Proceeds from maturities of certificates of deposit	5,235	6,704	2,187
Purchase of securities available for sale	(169,624)	(39,683)	(61,907)
Proceeds from sales and maturities of securities available for sale	129,521	44,074	30,069
Purchase of mortgage servicing rights	(4,939)	(4,844)	—
Proceeds from sale of mortgage servicing rights	38	—	—
Net increase in loans	(132,146)	(78,508)	(114,774)
Purchase of premises and equipment	(4,511)	(6,129)	(5,630)
Proceeds from sale of premises and equipment	67	4	9
Purchase of other assets	(125)	—	(800)
Proceeds from sale of other assets	572	—	1,385
Business acquisition (Note 2)	83	(43,819)	63,952

Net cash (used in) investing activities	(180,028)	(127,666)	(89,662)

Cash Flows From Financing Activities
Net increase in deposits	115,288	131,263	53,275
Net increase in federal funds purchased and securities sold under agreements to repurchase	8,440	842	9,711
Proceeds from issuance of preferred securities	—	27,600	20,400
Proceeds from notes payable	40,522	47,826	22,560
Principal payments on notes payable	(35,095)	(24,268)	(14,687)
Debt issuance costs incurred	(38)	(1,402)	(1,061)
Purchase of minority interest in subsidiaries	—	—	(6)
Proceeds from sale of minority interest in subsidiary	—	1,063	500
Purchase of common stock for retirement	(79)	(78)	(75)
Dividends paid, including $245, $133 and $47 paid to minority interest, respectively	(1,896)	(578)	(1,184)
Payment of other liabilities	(9,740)	—	—

Net cash provided by financing activities	117,402	182,268	89,433

Net increase (decrease) in cash and cash equivalents	(37,158)	65,310	14,056
Cash and Cash Equivalents
Beginning	106,436	41,126	27,070

Ending	$69,278	$106,436	$41,126

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$63,996	$50,368	$29,265
Cash payments for income taxes	10,353	3,157	5,444
Supplemental Schedules of Noncash Investing and Financing Activities
Net change in unrealized gain/loss on securities available for sale, net of deferred income taxes	$1,750	$3,865	$(1,801)
Dividend declared in the form of notes payable	—	1,200	—
Purchase of mortgage servicing rights for other liabilities	914	10,000	—
Loans transferred to other real estate owned and other assets	2,005	621	441

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

        Securities available for sale:    Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives are recognized in interest income. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings. Declines in the fair value of individual securities classified as available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

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

        Loans sold on the secondary market are sold on a prearranged basis. Loans held for sale are included in loans receivable and are stated at the lower of cost or market on an aggregate basis. Loans held for sale totaled $6,203,000 and $6,418,000 as of June 30, 2002 and 2001, respectively.

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

        Interest on loans is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. For loans on which the accrual of interest has been discontinued, cash collections are credited to the loan receivable balance, and interest income is generally not recognized on those loans until the principal balance has been collected. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

        Substantial portions of loan fees charged or received on the origination of mortgage loans are related to loans sold on the secondary market with servicing released and are recognized as income when received. Certain other loans fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees based upon the amount of a customer's line of credit and fees related to letters of credit are not significant and are recognized in income when received.

        Other real estate owned:    Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, which establishes cost. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value; and valuation allowances, to reduce the carrying amount to fair value less estimated costs to dispose, are recorded if necessary. OREO is included in other assets in the accompanying consolidated balance sheets.

        Premises and equipment:    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	3-50
Furniture and equipment	5-15

        Intangible assets:    Intangible assets consist of goodwill, value of core deposits, an unidentifiable intangible asset related to a branch acquisition, and client listing and franchise costs. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposits represents the identifiable intangible value assigned to core deposits arising from purchase acquisitions. The unidentifiable intangible asset represents the excess of fair value of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution in accordance with Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

        On July 1, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on annually measuring goodwill for impairment using a two-step process. The first step identifies potential impairment and the second step, if required, measures the amount of goodwill impairment loss to be recognized.

        The Company has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill. In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining amortized intangible assets is 7 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed as of July 1, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test is not applicable.

        The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Goodwill	Straight-line (prior to July 1, 2001)	11-40
Core deposit intangible	Straight-line and accelerated	5
Unidentifiable intangible asset	Straight-line	15
Client listing	Straight-line	10-15
Franchise	Straight-line	5-10

        Mortgage servicing rights:    The cost of mortgage servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. The cost of mortgage servicing rights acquired and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues. Projected net servicing revenue is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio. Impairment of mortgage servicing rights acquired is assessed based on the fair value of those rights as compared to amortized cost. For purposes of measuring impairment, the rights are stratified based on investor remittance type and interest rate. Fair values are estimated using discounted cash flows based on interest rates commensurate with the risks involved. Impairment, if any, is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount of the stratum.

        Long-lived assets:    Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.

        Income taxes:    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.

        Deferred compensation:    The net present value of payments expected to be made under deferred compensation agreements is being accrued over the respective employees' expected employment service period.

        Earnings per common share:    Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative preferred stock, which totaled $900,000 for the year ended June 30, 2002 and $152,000 in each year ended 2001 and 2000, reduced the earnings available to common stockholders in the computation. The Company has no common stock equivalents.

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

        Fair value of financial instruments:    the Company, in estimating the fair value of its financial instruments as presented in Note 21, used the following methods and assumptions:

        Carrying amounts approximate fair values for the following instruments:

  Cash and due from banks

  Federal funds sold

  Certificate of deposit

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

  Mortgage servicing rights acquired

        Fees currently being charged for similar instruments, taking into account the remaining terms of the agreements and the counterparties' credit standing:

  Off-balance sheet instruments:

    Letters of credit

    Commitments to extend credit

Note 2.    Business Acquisitions

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

        On March 23, 2001 Spectrum acquired Great Western Securities ("GWS"), and its bank subsidiary, Great Western Bank, for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, noncumulative perpetual preferred stock. The common stock was issued to existing shareholders in Spectrum for their 50% interest in GWS. The remaining portion was purchased from an unrelated party. The acquisition has been accounted for as a purchase and results of operation of GWS since the date of acquisition are included in the consolidated financial statements. The net assets previously attributed to the ownership of Spectrum's shareholders were recorded at predecessor cost, due to the shareholders' continuing interests. The remaining net assets were recorded at fair value. As a result of the merger, a core deposit intangible of $6,775,000 has been recognized and is being amortized over 5 years by an accelerated method.

        Unaudited pro forma consolidated results of operations as though Great Western Securities had been acquired as of the July 1, 1999 (in thousands except share data) are summarized below.

	Years Ended June 30,
	2001	2000
Total interest income	$130,785	$107,049
Net interest income	66,243	48,690
Net income	10,156	14,009
Basic earnings per common share	72.68	103.34
Weighted average shares outstanding	125,354	125,459

        The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.

        On March 31, 2001 F&M Bank acquired Founders Trust National Bank, Sioux Falls, South Dakota ("Founders") for $2,501,000, subject to adjustment for certain contingencies. At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000. The acquisition has been accounted for as a purchase and results of operations of Founders after the date of acquisition are included in the consolidated financial statements.

        On August 7, 2000 the Company acquired all of the outstanding shares of Hamburg Financial ("HFI"), an unaffiliated holding company that owned two banks in southwestern Iowa. The Company paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa. Deposits of $56,196,000 and loans of $48,989,000 were acquired. The transaction was accounted for as a purchase. HFI and Thurman State Corporation were merged into the Company. HFI's bank subsidiaries were merged into the Company's subsidiary bank, Citizens Bank, Mt. Ayr.

        On July 13, 2000, the Company's subsidiary, Citizens Bank, Mt. Ayr purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa. A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

        On January 14, 2000 the Company, through a newly chartered bank subsidiary, acquired selected assets and assumed the FDIC insured deposits of Hartford-Carlisle Savings Bank in Carlisle, Iowa. Liquid assets of $4,800,000 and loans of $139,000 were acquired and $70,465,000 of deposits and other liabilities were assumed. A premium of $5,500,000 was paid for the right to assume the insured deposits. The bank was capitalized with $10,500,000 in paid-in capital, including $500,000 by a minority shareholder. Cash was received from the FDIC for the deposits assumed net of assets purchased and premium paid. The acquisition has been accounted for in a manner similar to a purchase and the results of operation of the branches acquired since the date of acquisition are included in the consolidated financial statements. The deposit premium of $5,500,000 has been allocated to an unidentifiable intangible asset, and is being amortized over 15 years using the straight-line method. Under a purchase and assumption agreement with the FDIC, the new bank exercised its right to purchase certain securities and the buildings, real estate, furniture, fixtures and equipment of the failed bank. The acquisition costs of these assets were determined by independent appraisal. Since acquisition date, $34,400,000 of additional loans were acquired from the FDIC.

        A summary of the fair value of net assets acquired and net cash and cash equivalents paid (received) (in thousands) on the date of acquisition is as follows:

	First Western & Marquette	2001 Acquisitions	Hartford- Carlisle Savings Bank
Assets acquired:
Securities	$27,289	$126,333	$862
Loans receivable	62,981	578,167	139
Other assets	1,638	10,172	12
Premises and equipment	3,285	15,612	—
Mortgage servicing rights	—	3,825	—
Core deposit and other intangibles	754	6,775	5,500
Goodwill	4,182	33,433	—
Liabilities assumed:
Deposits	(99,589)	(598,292)	(69,846)
Common stock issued	—	(27,544)	—
Preferred stock issued	—	(10,000)	—
Other liabilities	(623)	(94,662)	(619)

Net cash and cash equivalents paid (received)	$(83)	$43,819	$(63,952)

Note 3.    Restrictions on Cash and Due from Banks

        The Company's banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $6,288,000 and $4,010,000 at June 30, 2002 and 2001, respectively.

Note 4.    Securities Available for Sale

        Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2002:
U.S. Treasury securities	$10,077	$243	$—	$10,320
U.S. Government agencies and corporations, including mortgage-backed securities	242,414	5,090	(27)	247,477
States and political subdivision securities	40,194	792	(30)	40,956
Corporate debt securities	28,010	398	(231)	28,177
Stock in Federal Home Loan Bank, Federal Reserve Bank and other	7,129	—	—	7,129

	$327,824	$6,523	$(288)	$334,059

As of June 30, 2001:
U.S. Treasury securities	$26,061	$627	$—	$26,688
U.S. Government agencies and corporations, including mortgage-backed securities	187,845	2,519	(248)	190,116
States and political subdivision securities	24,622	297	(124)	24,795
Corporate debt securities	15,474	381	(12)	15,843
Stock in Federal Home Loan Bank, Federal Reserve Bank and other	7,568	—	—	7,568

	$261,570	$3,824	$(384)	$265,010

As of June 30, 2000:
U.S. Treasury securities	$6,942	$1	$(54)	$6,889
U.S. Government agencies and corporations, including mortgage-backed securities	103,914	142	(2,880)	101,176
States and political subdivision securities	20,617	12	(521)	20,108
Corporate debt securities	7,759	24	(126)	7,657
Stock in Federal Home Loan Bank, Federal Reserve Bank and other	3,240	—	—	3,240

	$142,472	$179	$(3,581)	$139,070

        No ready market exists for Federal Home Loan Bank and Federal Reserve Bank stock, and they have no quoted market value. For disclosure purposes, such stock is assumed to have a fair value which is equal to cost.

        The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 2002, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$24,728	$23,872
Due after one year through five years	79,366	78,868
Due after five years through ten years	34,144	38,999
Due after ten years	5,765	5,320
Mortgage-backed securities	176,110	179,871

	$320,113	$326,930

        Proceeds from sales of securities available for sale were $9,760,000, $7,453,000, and $7,585,000 for the years ended June 30, 2002, 2001, and 2000, respectively. Gross gains of $217,000, $133,000 and $18,000 and gross losses of $2,000, $0 and $31,000 were realized on those sales for the years ended June 30, 2002, 2001, and 2000, respectively.

        Securities with an amortized cost of approximately $197,047,000 and $191,106,000 at June 30, 2002 and 2001, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

        The components of other comprehensive income-net unrealized gain (loss) on securities available for sale (in thousands) are as follows:

	Years Ended June 30,
	2002	2001	2000
Unrealized holding gain (loss) arising during the period	$3,010	$6,396	$(2,540)
Less reclassification adjustment for net (gain) loss realized in net income	(215)	(133)	13

Net change in unrealized gain (loss) before income taxes	2,795	6,263	(2,527)
Income (taxes) benefit	(978)	(2,328)	695
Minority interest in unrealized (gain) loss	(67)	(70)	31

Other comprehensive income—net change in unrealized gain (loss) on securities	$1,750	$3,865	$(1,801)

Note 5.    Loans Receivable

        The composition of net loans receivable (in thousands) is as follows:

	June 30,
	2002	2001
Commercial and agricultural	$1,126,417	$912,611
Residential real estate loans	164,812	172,786
Loans to individuals	199,896	215,071
Other loans	6,241	3,242

	1,497,366	1,303,710
Deduct:
Allowance for loan losses	(20,344)	(18,955)
Unearned net loan fees	(1,166)	(661)

	$1,475,856	$1,284,094

        Loans guaranteed by agencies of the U.S. government totaled $38,462,000 and $39,939,000 at June 30, 2002 and 2001, respectively.

        Information about impaired loans (in thousands) is as follows:

	As of and for the year ended June 30,
	2002	2001	2000
Loans receivable for which there is a related allowance for loan losses	$14,081	$14,090	$5,425
Other impaired loans	—	—	—

Total impaired loans	$14,081	$14,090	$5,425

Related allowance for loan losses	$3,952	$872	$318
Average monthly balance of impaired loans (based on month-end balances)	14,411	12,941	5,397
Interest income recognized on impaired loans	970	782	73

        Changes in the allowance for loan losses (in thousands) are as follows:

	Years Ended June 30,
	2002	2001	2000
Balance, beginning	$18,955	$8,197	$6,701
Provision charged to operating expense	6,067	2,618	2,036
Business acquisitions (Note 2)	999	10,436	—
Recoveries of amounts charged off	774	331	342

	26,795	21,582	9,079
Amounts charged off	(6,451)	(2,627)	(882)

Balance, ending	$20,344	$18,955	$8,197

Note 6.    Premises and Equipment

        The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:

	June 30,
	2002	2001
Land	$6,405	$5,653
Buildings and building improvements	32,782	29,015
Furniture and equipment	24,289	21,374
Construction in process	303	987

	63,779	57,029
Less accumulated depreciation	(21,976)	(19,994)

	$41,803	$37,035

        Depreciation expense was $2,961,000, $2,378,000, and $1,386,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 7. Intangible Assets

        Goodwill, which is not being amortized subsequent to June 30, 2001, is net of accumulated amortization of $2,934,000 at June 30, 2002 and 2001. No impairment has been recognized on goodwill.

        A summary of intangible assets subject to amortization is as follows (in thousands):

	Mortgage Servicing Rights	Core Deposit Intangible	Other	Total
As of June 30, 2002
Gross carrying amount	$26,960	$7,454	$6,203	$40,617
Accumulated amortization	(6,558)	(2,755)	(1,010)	(10,323)
Impairment	(5,271)	—	—	(5,271)

	$15,131	$4,699	$5,193	$25,023

As of June 30, 2001
Gross carrying amount	$21,185	$6,775	$6,054	$34,014
Accumulated amortization	(2,782)	(565)	(572)	(3,919)
Impairment	(37)	—	—	(37)

	$18,366	$6,210	$5,482	$30,058

        Amortization of intangible assets, including adjustments for impairment, for the fiscal years ended June 30, 2002, 2001 and 2000 was $11,678,000, $1,992,000 and $424,000, respectively.

        Estimated amortization of intangible assets for each of the next five fiscal years (assuming no activities, such as acquisitions, which would result in additional amortizable intangible assets) are as follows (in thousands):

Year ending June 30,
2003	$5,958
2004	5,015
2005	3,969
2006	3,017
2007	2,232

        Had the provisions of SFAS 141 and 142 been applied in fiscal years 2001 and 2000, the Company's net income (in thousands) and net income per share would have been as follows:

	Year Ended June 30, 2001		Year Ended June 30, 2000
	Net Income	Per Share	Net Income	Per Share
Net income:
As reported	$9,418	$101.16	$9,144	$113.62
Add: Goodwill amortization	728	7.95	248	3.13

Pro forma net income	$10,146	$109.11	$9,392	$116.75

Note 8. Mortgage Servicing Rights Acquired

        Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances (in thousands) of these loans are summarized as follows:

	June 30,
	2002	2001
Mortgage loan portfolios serviced for:
GNMA	$3,538	4,742
FHLMC	161,767	75,304
FNMA	887,351	788,032
Other investors	41,248	94,021

	$1,093,904	$962,099

        Custodial escrow balances maintained in connection with the foregoing loan servicing, which are held by the Company, were approximately $7,734,000 and $3,220,000 at June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, the number of mortgage loan pools serviced for GNMA totaled six.

        Following is an analysis of the changes in the mortgage servicing rights:

	Year Ended June 30,
	2002	2001
Balance at the beginning of period	$18,366	$—
Additions	5,853	18,670
Sales	(36)	(1)
Amortization	(3,819)	(266)
Valuation adjustment	(5,233)	(37)

Balance at end of period	$15,131	$18,366

        Mortgage servicing rights had an estimated fair value of $15,139,000 and $18,435,000 at June 30, 2002 and 2001, respectively. A valuation allowance totaling $5,233,000 and $37,000 was recorded as of June 30, 2002 and 2001, respectively.

Note 9. Deposits

        The composition of deposits (in thousands) is as follows:

	June 30,
	2002	2001
Noninterest bearing demand	$194,792	$161,409
NOW accounts, money market and savings	596,859	460,882
Time certificates, $100,000 or more	258,329	233,531
Other time certificates	585,987	565,268

	$1,635,967	$1,421,090

        At June 30, 2002, the scheduled maturities of time certificates (in thousands) are as follows:

Year ending June 30,
2003	$566,179
2004	198,302
2005	45,783
2006 - 2007	33,311
2008 and thereafter	741

$844,316

Note 10. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

        Federal funds purchased totaled $15,140,000 and $1,699,000 at June 30, 2002 and 2001, respectively.

        Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date totaled $55,404,000 and $61,512,000 at June 30, 2002 and 2001, respectively. Securities underlying the agreements had an amortized cost of approximately $64,436,000 and $61,847,000, and fair value of approximately $66,089,000 and $67,100,000 at June 30, 2002 and 2001 respectively. The Company holds the securities under third-party safekeeping agreements. For the years ended June 30, 2002, 2001 and 2000, respectively, the maximum month-end balance of the agreements was $74,471,000, $65,420,000 and $23,107,000, and they had an average balance of $64,943,000, $53,893,000 and $19,058,000 and an average interest rate of 4.35%, 5.8% and 4.8%.

Note 11. Notes Payable

        Notes payable consist of the following (in thousands):

	June 30,
	2002	2001
Subordinated capital notes to Capital Investors, LLC, due March 2011, interest paid quarterly at prime rate plus 100 basis points, unsecured (1)	$35,000	$35,000
Subordinated capital notes, to shareholders, due December 2010, 10% interest paid quarterly	1,200	1,200
Notes payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments of $2,250,000 due in April of each year, secured by stock in subsidiary banks	7,500	9,750
Notes payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments of $2,500,000 starting April 2003 due each year thereafter, secured by stock in subsidiary banks	10,000	—
Notes payable to Federal Home Loan Bank, interest rates from 2.57% to 6.37% and maturity dates from July 2002 to January 2017, secured by real estate loans and Federal Home Loan Bank stock, with various call dates at the option of FHLB	69,337	70,696
Notes payable to Federal Reserve Bank, consisting of treasury, tax and loan deposits, due on demand	1,107	1,084
Other	120	—

	$124,264	$117,730

(1)
Capital Investors, LLC is owned by certain stockholders of the Company.

        The Company has a $5,000,000 line of credit from an unaffiliated bank, secured by stock in subsidiary banks, with a maturity date of March 31, 2003. There were no advances on this line of credit as of June 30, 2002 or 2001.

        As of June 30, 2002, notes payable are due or callable (whichever is earlier) as follows (in thousands):

2003	$19,399
2004	16,753
2005	11,087
2006	7,250
2007	10,750
Thereafter	59,025

$124,264

Note 12. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures

        The Company issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust I on August 18, 1999. Cumulative cash distributions bear a 10.0% annual rate. The Company issued 2,760,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities ("Preferred Securities") of Spectrum Capital Trust II on March 19, 2001. Cumulative cash distributions bear a 9.75% annual rate. Distributions on both series are paid quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond thirty years from the issuance date. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to shorten the maturity date to a date not earlier than five years from the issue date. The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's common and preferred stock.

        The sole asset of each trust is junior subordinated deferrable interest debentures issued by the Company with interest and maturity provisions similar in term to the respective preferred securities. Each trust's ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company's obligation under the debentures and relevant trust agreements constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.

        The Preferred Securities are classified as debt in the accompanying consolidated financial statements. For regulatory purposes, the majority of the Preferred Securities qualify for Tier 1 capital treatment, with the remaining portion qualifying as total capital.

Note 13. Income Tax Matters

        The provision for income taxes charged to operations consists of the following (in thousands):

	Years Ended June 30,
	2002	2001	2000
Currently paid or payable:
Federal	$9,883	$4,757	$4,470
State	1,252	885	773
Deferred (benefit)	(3,742)	(720)	(803)

	$7,393	$4,922	$4,440

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following (in thousands):

	Years Ended June 30,
	2002	2001	2000
Computed "expected" tax expense	$7,436	$5,202	$4,927
Increase (decrease) in income taxes resulting from:
Benefit of income taxed at lower rates	—	(100)	(100)
Tax exempt interest income, net	(832)	(527)	(325)
State income tax, net of federal benefit	819	575	463
Effect of Citizens Corporation income not subject to Federal tax due to S-corporation election	—	(320)	(519)
Goodwill amortization	—	222	—
Other	(30)	(130)	(6)

	$7,393	$4,922	$4,440

        Net deferred tax assets (liabilities) (in thousands) consist of the following components:

	June 30,
	2002	2001
Deferred tax assets:
Allowance for loan losses	$6,646	$5,970
Deferred compensation	274	229
Net operating loss carry forward	737	676
Deposits	156	371
Mortgage servicing rights	2,435	—
Other	652	11

	10,900	7,257

Deferred tax liabilities:
Premises and equipment	(3,255)	(2,350)
Securities available for sale	(2,416)	(1,661)
Core deposit intangible	(1,423)	(2,174)
Other	(598)	(589)

	(7,692)	(6,774)

	$3,208	$483

        In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets. The deferred tax asset amounts above include no valuation allowance.

        Retained earnings at June 30, 2002 includes approximately $1,107,000 related to the pre-1998 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized. If the Company no longer qualifies as a bank or in the event of a liquidation of the Company, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $367,000 at June 30, 2002.

Note 14. Deferred Compensation

        The Company has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior, due to death or disability. The level of payments is dependent upon the Company's earnings during employment. The net present value of the payments is being accrued over the respective employees' expected employment service period. Deferred compensation charged to expense during the years ended June 30, 2002, 2001, and 2000 was $163,000, $190,000 and $125,000, respectively, with a total amount accrued as of June 30, 2002 and 2001 of $748,000 and $652,000, respectively.

Note 15. Profit Sharing Plan

        The Company participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate beginning with the first eligibility date following the completion of one year of service and having reached the age of 21. In addition to employee contributions, the Company may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. The Company contributed $776,000, $686,000 and $380,000 to the Plan for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 16. Regulatory Restrictions

        The Company and its banks subsidiaries are subject to certain restrictions on the amount of dividends which may be declared without prior regulatory approval and are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 2002.

        The most recent notifications from the regulatory agencies categorize each of the Company's bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since those notifications that management believes have changed the category.

        Actual capital amounts and ratios are also presented in the following table (amounts in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2002
Total capital (to risk-weighted assets):
Consolidated	$164,356	10.6%	$124,515	8.0%	N/A	N/A
Great Western Bank	69,527	11.1	50,201	8.0	$62,751	10.0%
F&M Bank	48,453	11.1	34,923	8.0	43,654	10.0
Rushmore Bank & Trust	21,864	11.4	15,383	8.0	19,229	10.0
Citizens Bank, Mount Ayr	24,354	12.3	15,895	8.0	19,869	10.0
Citizens Bank, Clive	7,876	11.6	5,440	8.0	6,800	10.0
Citizens Bank of Princeton	4,225	14.4	2,351	8.0	2,939	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	96,618	6.2	62,257	4.0	N/A	N/A
Great Western Bank	61,680	9.8	25,100	4.0	37,650	6.0
F&M Bank	43,431	9.9	17,462	4.0	26,193	6.0
Rushmore Bank & Trust	19,460	10.1	7,692	4.0	11,538	6.0
Citizens Bank, Mount Ayr	21,858	11.0	7,948	4.0	11,921	6.0
Citizens Bank, Clive	7,025	10.3	2,720	4.0	4,080	6.0
Citizens Bank of Princeton	3,857	13.1	1,176	4.0	1,763	6.0
Tier 1 capital (to average assets):
Consolidated	96,618	5.0	77,313	4.0	N/A	N/A
Great Western Bank	61,680	8.4	29,236	4.0	36,544	5.0
F&M Bank	43,431	7.5	23,064	4.0	28,831	5.0
Rushmore Bank & Trust	19,460	8.0	9,676	4.0	12,095	5.0
Citizens Bank, Mount Ayr	21,858	8.5	10,276	4.0	12,845	5.0
Citizens Bank, Clive	7,025	9.0	3,114	4.0	3,892	5.0
Citizens Bank of Princeton	3,857	9.6	1,607	4.0	2,009	5.0
As of June 30, 2001
Total capital (to risk-weighted assets):
Consolidated	$151,603	11.2%	$108,539	8.0%	N/A	N/A
Great Western Bank	64,517	11.0	46,781	8.0	58,476	10.0%
F&M Bank	34,771	10.7	25,932	8.0	32,459	10.0
Rushmore Bank & Trust	21,273	11.4	14,916	8.0	18,646	10.0
Citizens Bank, Mount Ayr	23,255	13.3	14,038	8.0	17,548	10.0
Citizens Bank, Clive	7,311	13.5	4,339	8.0	5,423	10.0
Citizens Bank of Princeton	3,739	13.6	2,203	8.0	2,753	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	82,219	6.1	54,269	4.0	N/A	N/A
Great Western Bank	57,196	9.9	23,390	4.0	35,805	6.0
F&M Bank	31,232	9.6	12,966	4.0	19,475	6.0
Rushmore Bank & Trust	18,941	10.2	7,458	4.0	11,187	6.0
Citizens Bank, Mount Ayr	21,045	12.0	7,019	4.0	10,529	6.0
Citizens Bank, Clive	6,632	12.2	2,169	4.0	3,254	6.0
Citizens Bank of Princeton	3,394	12.3	1,101	4.0	1,652	6.0
Tier 1 capital (to average assets):
Consolidated	82,219	4.9	67,420	4.0	N/A	N/A
Great Western Bank	57,196	8.5	26,763	4.0	33,453	5.0
F&M Bank	31,232	7.3	17,076	4.0	21,366	5.0
Rushmore Bank & Trust	18,941	8.1	9,397	4.0	11,746	5.0
Citizens Bank, Mount Ayr	21,045	8.8	9,567	4.0	11,959	5.0
Citizens Bank, Clive	6,632	9.7	2,722	4.0	3,403	5.0
Citizens Bank of Princeton	3,394	9.1	1,491	4.0	1,864	5.0

Note 17. Merger of Citizens Corporation and Spectrum Bancorporation, Inc.

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

Year Ended June 30, 2000
Interest income:
Spectrum Bancorporation, Inc. and Subsidiaries	$55,572
Citizens Corporation and Subsidiary	5,791

Combined	$61,363

Net income:
Spectrum Bancorporation, Inc. and Subsidiaries	$7,586
Citizens Corporation and Subsidiary	1,558

Combined	$9,144

        Prior to the combination, Citizens' fiscal year ended December 31. In recording the combination, Citizens' financial statement for the twelve months ended June 30, 2000 were combined with Spectrum's financial statements for the same period. For previous periods, financial statements for Citizens' fiscal years ended December 31, 1999 were combined with Spectrum's fiscal year ended June 30, 1999. Citizens' unaudited results of operations for the six months ended December 31, 1999 included interest income of $2,831,000, net income of $675,000, dividends paid of $138,000, and other comprehensive loss of $460,000. An adjustment has been made to stockholders' equity as of June 30, 2000 to eliminate the effect of including Citizens' results of operations for the six months ended December 31, 1999 in the year ended June 30, 2000.

Note 18. Stock Purchase and Redemption Agreement

        The Company has entered into stock purchase agreements with two minority stockholders of its subsidiary banks under which the Company has the right of first refusal to purchase the minority shares of common stock offered for sale by each stockholder at a specified price. In addition, the Company has agreed to purchase the shares upon the death or termination of employment of each shareholder, and obligates the estate or shareholder to sell such shares. If the purchase occurred on June 30, 2002, the total purchase price would be approximately $3,016,000, which is recorded as a component of minority interest.

Note 19. Commitments and Contingencies

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

	June 30,
	2002	2001
Commitments to extend credit	$256,881	$217,260
Letters of credit	4,921	3,730

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

        Construction in progress:    The Company has entered into contracts to complete construction of additional facilities. Total estimated costs to complete these projects are approximately $127,000 at June 30, 2002. Construction in progress is approximately $303,000 as of June 30, 2002.

        Contingencies:    In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

        Financial instruments with concentration of credit risk by geographic location:    A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the economy in eastern and northern Nebraska, northern Missouri, Iowa and South Dakota. Although the Company's loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.

Note 20. Transactions with Related Parties

        The Company and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans to related parties were approximately $24,745,000 and $28,909,000 at June 30, 2002 and 2001, respectively. Loan transactions during the year ended June 30, 2002 consisted of new loans of $13,268,000, repayments of $14,008,000 and other reductions of $3,424,000. These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 21. Fair Value of Financial Instruments and Interest Rate Risk

        The estimated fair values of the Company's financial instruments are (in thousands) as follows:

	June 30,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$52,927	$52,927	$55,744	$55,744
Federal funds sold	16,351	16,351	50,692	50,692
Certificates of deposit	497	497	1,533	1,533
Securities	334,059	334,059	265,010	265,010
Loans receivable	1,475,856	1,485,697	1,284,094	1,287,706
Mortgage servicing rights	15,131	15,139	18,366	18,435
Accrued interest receivable	15,089	15,089	14,454	14,454
Financial Liabilities
Deposits	1,635,967	1,643,292	1,421,090	1,432,603
Federal funds purchased and securities sold under agreement to repurchase	70,544	70,544	63,211	63,211
Notes payable	124,264	124,799	117,730	118,630
Company obligated mandatorily redeemable preferred securities	48,000	49,789	48,000	48,778
Accrued interest payable	11,946	11,946	14,867	14,867

        The estimated fair value of commitments to extend credit and letters of credit at June 30, 2002 and 2001 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2002 and 2001.

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

Note 22.    Condensed Financial Statements—Parent Company Only

        The following presents condensed parent company only financial statements for Spectrum Bancorporation, Inc.

Condensed Balance Sheets
(In thousands)

	June 30,
	2002	2001
Assets
Cash	$2,740	$3,288
Investment in subsidiaries	210,352	188,785
Other assets	5,845	7,130

Total assets	$218,937	$199,203

Liabilities
Notes payable	$103,185	$95,435
Accounts payable and accrued liabilities	5,599	6,842

Total liabilities	108,784	102,277

Stockholders' Equity
Preferred stock	11,700	11,700
Common stock	125	125
Additional paid-in capital	2,058	2,064
Retained earnings	92,285	80,792
Accumulated other comprehensive income, net	3,995	2,245

Total stockholders' equity	110,163	96,926

Total liabilities and stockholders' equity	$218,947	$199,203

Condensed Statements of Income
(In Thousands)

	Years Ended June 30,
	2002	2001	2000
Income:
Dividends received from subsidiaries	$9,617	$5,111	$4,336
Real estate brokerage commissions	84	18	114
Interest	159	99	99
Other	15	265	97

Total income	9,875	5,493	4,646

Expense:
Salaries and employee benefits	548	317	199
Interest	7,939	4,911	2,067
Amortization of goodwill	—	68	68
Other	683	423	321

Total expenses	9,170	5,719	2,655

Income (loss) before income tax (benefit) and equity in undistributed income of subsidiaries	705	(226)	1,991
Income tax (benefit)	(3,790)	(1,995)	(715)

Income before equity in undistributed income of subsidiaries	4,495	1,769	2,706
Equity in undistributed income of subsidiaries	8,722	7,649	6,438

Net income	$13,217	$9,418	$9,144

Condensed Statements of Cash Flows
(In Thousands)

	Years Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$13,217	$9,418	$9,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other	419	1,205	35
Equity in undistributed income of subsidiaries	(8,722)	(7,649)	(6,438)
Changes in deferrals and accruals:
Other assets	769	(2,796)	13
Accounts payable and accrued liabilities	(555)	5,228	208

Net cash provided by operating activities	5,128	5,406	2,962

Cash flows from investing activities:
Investment in subsidiary	(11,502)	(1,250)	(10,631)
Business acquisitions	—	(70,711)	—
Purchase of securities available for sale	(83)	(134)	—
Other	(73)	(21)	—

Net cash (used in) investing activities	(11,658)	(72,116)	(10,631)

Cash flows from financing activities:
Proceeds from notes payable	10,000	75,454	24,031
Payments on notes payable	(2,250)	(4,550)	(13,168)
Incur debt issuance costs	(38)	(1,402)	(1,061)
Dividends paid	(1,651)	(445)	(1,137)
Stock purchased for retirement	(79)	(78)	(75)

Net cash provided by financing activities	5,982	68,979	8,590

Net increase (decrease) in cash	(548)	2,269	921
Cash at beginning of period	3,288	1,019	98

Cash at end of period	$2,740	$3,288	$1,019

Note 23.    Quarterly Financial Information (Unaudited)

(Dollars in thousands except earnings per share data)

	Year Ended June 30, 2002
	First	Second	Third	Fourth
Total interest income	$32,870	$31,492	$30,900	$32,653
Net interest income	15,257	16,136	17,281	19,060
Provision for loan losses	1,161	2,300	1,505	1,100
Net income	1,133	3,959	4,950	3,175
Basic earnings per common share	6.18	31.30	35.83	25.07
	Year Ended June 30, 2001
	First	Second	Third	Fourth
Total interest income	$18,883	$19,460	$20,173	$33,153
Net interest income	8,601	8,145	8,623	14,475
Provision for loan losses	512	540	298	1,268
Net income	2,686	1,991	2,059	2,682
Basic earnings per common share	33.49	24.70	24.30	21.11

QuickLinks

TABLE OF CONTENTS
  FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  INDEMNIFICATION
  PHANTOM STOCK AGREEMENTS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CONTENTS
INDEPENDENT AUDITOR'S REPORT
  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  CONSOLIDATED STATEMENTS OF CASH FLOWS
SPECTRUM BANCORPORATION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS