Form 10-Q
period 2002-09-30
SPECTRUM BANCORPORATION INC
filed 2002-11-04
CIK 1088381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at November 1, 2002
Common Stock, $1.00 par value	125,132 shares

SPECTRUM BANCORPORATION, INC.
INDEX TO FORM 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2002

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

PART I

FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

SPECTRUM BANCORPORATION, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2002	June 30, 2002
Assets
Cash and due from banks	$65,323	$52,927
Federal funds sold and other	31,520	16,351

Total cash and cash equivalents	96,843	69,278
Certificates of deposit	497	497
Securities available for sale	301,959	334,059
Securities held to maturity	110	0
Loans receivable, net of allowance for loan losses of $20,966 and $20,344	1,524,856	1,475,856
Premises and equipment, net	41,821	41,803
Accrued interest receivable	16,075	15,089
Core deposit intangible and other, net	4,819	5,294
Goodwill, net	43,913	43,913
Mortgage servicing rights, net	12,122	15,131
Other assets	11,234	11,237

	$2,054,249	$2,012,157

Liabilities and Stockholders' Equity
Liabilities:
Deposits
Non interest bearing	$226,743	$194,792
Interest bearing	1,438,072	1,441,175

Total deposits	1,664,815	1,635,967
Federal funds purchased and securities sold under agreements to repurchase	57,816	70,544
Notes payable	143,817	124,264
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	48,000	48,000
Accrued interest and other liabilities	20,152	17,990

	1,934,600	1,896,765

Minority interest in subsidiaries	4,741	5,229

Commitments and contingencies
Stockholders' equity:
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 125,132 and 125,132 shares, respectively	125	125
Additional paid in capital	2,058	2,058
Retained earnings	95,092	92,285
Accumulated other comprehensive income, net	5,933	3,995

Total stockholders' equity	114,908	110,163

	$2,054,249	$2,012,157

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Income
For The Three Months Ended
(In thousands, except share and per share data)
(unaudited)

	September 30, 2002	September 30, 2001
Interest income on:
Loans receivable	$28,189	$28,264
Taxable securities	3,731	3,719
Nontaxable securities	422	271
Dividends on securities	61	87
Federal funds sold and other	156	529

	32,559	32,870

Interest expense on:
Deposits	10,158	13,921
Federal funds purchased and securities sold under agreements to repurchase	257	595
Notes payable and company obligated mandatorily redeemable preferred securities	2,881	3,097

	13,296	17,613

Net interest income	19,263	15,257
Provision for loan losses	1,241	1,161

Net interest income after provision for loan losses	18,022	14,096

Other income:
Service charges and other fees	3,116	2,513
Net gains from sale of loans	1,345	496
Loan servicing fees	916	881
Gain on securities, net	84	115
Trust department income	412	380
Other	880	793

	6,753	5,178

Other expenses:
Salaries and employee benefits	7,627	6,730
Occupancy expenses, net	1,059	900
Data processing	767	754
Equipment expenses	694	622
Advertising	909	566
Amortization of core deposit intangible and other	475	549
Amortization and valuation adjustments for mortgage servicing rights	4,403	4,794
Other operating expenses	3,085	2,280

	19,019	17,195

Income before income taxes and minority interest in net income of subsidiaries	5,756	2,079
Income taxes	2,242	722

Income before minority interest in net income of subsidiaries	3,514	1,357
Minority interest in net income of subsidiaries	196	224

Net income	$3,318	$1,133

Basic earnings per common share	$23.93	$6.18

Dividends per share declared on common stock	$1.50	$1.50

Weighted average shares outstanding	125,132	125,267

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Cash Flows
For The Three Months Ended
(In thousands)
(unaudited)

	September 30, 2002	September 30, 2001
Cash Flow from Operating Activities
Net cash (used in) operating activities	$(3,408)	$6,408

Cash Flow from Investing Activities
Purchase of certificate of deposit	0	(4,199)
Proceeds from sales and maturities of securities available for sale	46,969	27,769
Purchase of securities available for sale	(12,057)	(26,791)
Proceeds from sale of other real estate owned	1,030	9
Net increase in loans	(37,685)	(24,754)
Proceeds from sale of premises and equipment	50	6
Purchase of premises and equipment	(875)	(2,542)
Purchase of mortgage servicing rights	(42)	0

Net cash (used in) investing activities	(2,610)	(30,502)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	28,848	(4,972)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(13,835)	15,358
Proceeds from notes payable	22,501	6,415
Payment of other liabilities	(837)	(9,144)
Principal payments on notes payable	(1,841)	(5,443)
Purchase of minority interest in subsidiaries	(673)	0
Dividends paid, including ($69) and ($54) paid to minority interest, respectively	(580)	(600)

Net cash provided by financing activities	33,583	1,614

Net increase (decrease) in cash and cash equivalents	27,565	(22,480)
Cash and cash equivalents:
Beginning	69,278	106,436

Ending	$96,843	$83,956

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$14,434	$21,601
Cash payments for income taxes	1,641	1,010
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale	1,938	1,557
Purchase of mortgage servicing rights for other liabilities	1,750	0
Reduction of other liabilities related to mortgage servicing rights	836	434
Loans transferred to other real estate owned and other assets	368	333

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of presentation.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

        The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; F & M Bank (95.6% owned), which is chartered in Watertown, South Dakota; Rushmore Bank and Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank (100.0% owned), which is chartered in Clive, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; Spectrum Banc Service Corporation (100.0% owned by bank subsidiaries, excluding Great Western Bank), a data processing organization; Spectrum Capital Trust I (100.0% owned); and Spectrum Capital Trust II (100.0% owned). Great Western Bank also owns 100.0% of GW Leasing, Inc., a leasing company.

        The June 30, 2002 consolidated balance sheet has been derived from the Company's audited balance sheet as of that date. The consolidated financial statements as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Results for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for future periods.

2.
Earnings per common share.

        Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $323,000 and $359,000 in the three months ended September 30, 2002 and 2001, reduced earnings available to common stockholders in the computation.

3.
Comprehensive Income.

        Comprehensive income was $5,256,000 and $2,690,000 for the three months ended September 30, 2002 and 2001. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4.
Intangible Assets.

        On October 1, 2002, the Company elected adoption of Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions." This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." Transaction provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was applied in its entirety.

        The Company has identified those unidentifiable intangible assets that arose from a business combination. In applying SFAS 147, the Company has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002. As of June 30, 2002 total goodwill (including reclassified unidentifiable intangible asset of $4,598,000) was $43,913,000 and core deposit intangible and other, net was $5,294,000. As of September 30, 2002, total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $43,913,000 and core deposit intangible and other was $4,819,000. Amortization expense was $92,000 for the three months period ended September 30, 2001. Net income for three months ended September 30, 2001 has not been restated regarding the $92,000 amortization expense; the Company has classified this amount as an immaterial item.

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

        The Company has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill. In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining amortized intangible assets is 7 years. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed as of July 1, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test was not applicable. As of July 1, 2002 the fair value of each reporting unit was reviewed and it was determined that the fair values were equal to or greater than the fair value as of July 1, 2001.

5.
Legal Proceedings.

        Spectrum and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management of Spectrum believes there is no proceeding threatened or pending against Spectrum or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operation.

6.
Changes in Minority Interest and Business Acquisitions.

        As of February 28, 2002 F&M acquired by merger First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $17,484,000. At February 28, 2002 First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders' equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western Bank and Marquette after the date of acquisition are included in the consolidated financial statements.

        A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

First Western & Marquette
Assets acquired:
Securities	$27,289
Loans receivable	62,981
Other assets	1,638
Premises and equipment	3,285
Core deposit intangible and other	754
Goodwill	4,182
Liabilities assumed:
Deposits	(99,589)

Net cash and cash equivalents (received)	$(83)

        On September 30, 2002, the Company acquired 1,688 shares (4.8%) of the common stock of Citizen Bank, Clive for $673,288 in cash from a minority shareholder. The transaction was accounted for as a purchase.

7.
Purchase Commitments and Subsequent Events.

        Great Western Bank has agreed to acquire by merger Peoples Bank, Overland Park, Kansas. As of September 30, 2002, Peoples Bank had approximately $27,443,000 in total assets, $3,184,000 in net loans, $25,321,000 in deposits, $1,914,000 in goodwill, $412,000 in core deposit intangible and $2,000,000 in stockholders' equity. Peoples Bank has one location, which will upon closing, become a branch of Great Western Bank. The cash merger is subject to regulatory approval and is expected to close in the last calendar quarter of 2002.

        In October of 2002, the Company purchased a total of 24 shares of minority interest in a subsidiary bank, F & M Bank, from two minority stockholders for $90,765. This transaction was accounted for as a purchase.

        The Company has issued 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities (Preferred Securities) of Spectrum Capital Trust III on October 29, 2002 through a private placement. The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007. Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears. The Company may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the right, subject to the prior approval of the Federal Reserve Board or applicable regulator, if required, to redeem the securities in whole or in part on or after November 7, 2007. Proceeds from the issue were used for general corporate purposes.

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

CRITICAL ACCOUNTING POLICIES

        Spectrum's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2002, have remained unchanged from June 30, 2002. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Spectrum's Annual report on Form 10-K for Spectrum's year ended June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Average assets were $2,042,608,000 for the three months ended September 30, 2002, compared to $1,790,620,000 for the three months ended September 30, 2001, a 14.1% increase. Average interest-earning assets were $1,871,561,000 for the three months ended September 30, 2002 and $1,633,837,000 for the three months ended September 30, 2001, representing a 14.6% increase. Average assets and average interest-earning assets increased due to increases in loans, net unearned and securities. Increases in average loans, net unearned and securities are due to internal growth and an acquisition in the third quarter of fiscal 2002.

        Total assets were $2,054,249,000 at September 30, 2002, an increase of $42,092,000 or 2.1% from June 30, 2002. Loans, net of unearned fees, grew $49,622,000 or 3.3% during the three months ended September 30, 2002 due to internal growth.

        The allowance for loan losses increased to $20,966,000 at September 30, 2002 from $20,344,000 at June 30, 2002. The allowance represented 1.4% and 1.4% of loans, net unearned as of September 30, 2002 and June 30, 2002. The increase in allowance for loan losses was due to an increase in loan loss provisions in the three months ended September 30, 2002. See "Provision for Loan Losses".

        For the three months ended September 30, 2002, the Company's annualized return on average assets ("ROA") was 0.7%, compared to 0.3% for the three months ended September 30, 2001. Return on average stockholders' equity ("ROE") for the three months ended September 30, 2002 and 2001 was 11.8% and 4.6%, respectively. The increases in ROA and ROE are due to a 192.9% increase in net income for the three months ending September 20, 2002 when compared to the same period a year ago.

        Cash and cash equivalents, certificates of deposit and securities available for sale totaled $399,299,000 or 19.4% of total assets at September 30, 2002, compared to $403,834,000 or 20.1%, at June 30, 2002. The decrease occurred primarily because proceeds from sales and proceeds of securities available for sale exceeded purchases of such securities during the period.

        At September 30, 2002, the Company's leverage ratio was 5.1%, Tier 1 risk-based capital ratio was 6.3%, and total risk-based capital ratio was 10.5%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At September 30, 2002, the Company had net risk-weighted assets of $1,601,813,000.

ACQUISITIONS

        As of February 28, 2002 F & M Bank acquired by merger First Western Bank, N.A., Atkinson, Nebraska ("First Western") and Marquette Bank Nebraska, N.A., O'Neill, Nebraska ("Marquette") for $17,484,000. At February 28, 2002 First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders' equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western Bank and Marquette after the date of acquisition are included in the consolidated financial statements. Both banks are located in the North Central area of Nebraska with locations in Atkinson and O'Neill, Nebraska.

RESULTS OF OPERATION

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001.

Net Interest Income

        Total interest income for the three months ended September 30, 2002 was $32,559,000, a 1.0% decrease from $32,870,000 for the three months ended September 30, 2001. The slight decrease was due to a decrease of interest earned on federal funds sold for the current fiscal period 2003 when compared to the same fiscal period 2002.

        Total interest expense for the three months ended September 30, 2002 was $13,296,000, a 24.5% decrease over $17,613,000 for the three months ended September 30, 2001. The decrease was the result of lower interest rates paid for interest bearing deposits for current fiscal year 2003 when compared to the same period a year ago. Average interest-bearing liabilities were $1,696,308,000 and $1,501,603,000 for the three months ended September 30, 2002 and three months ended September 30, 2001, respectively. Average interest-bearing liabilities increased between these periods $194,705,000 or 13.0%. This increase is primarily due to a $176,805,000 increase in average interest-bearing deposits when compared to the same period for fiscal year 2002.

        Net interest income was $19,263,000 for the three months ended September 30, 2002, compared to $15,257,000 for the same period in 2001, an increase of 26.3%. The Company's net interest margin increased to 4.1% for the three months ended September 30, 2002 from 3.7% for the three months ended September 30, 2001. The increase in the net interest margin was caused by a larger decrease in the cost of average interest-bearing liabilities such as deposits and borrowings when compared to the decrease in income earned from average interest-bearing assets such as loans, securities and federal funds sold.

Provision for Loan Losses

        The provision for loan losses for the three months ended September 30, 2002, was $1,241,000, compared to $1,161,000 for the three months ended September 30, 2001. The increase was due to internal growth.

Noninterest Income

        Noninterest income for the three months ended September 30, 2002 was $6,753,000, an increase of $1,575,000, or 30.4%, over the same period last fiscal year. The increase resulted primarily from an $849,000 increase in net gains from sale of loans and a $603,000 increase in service charges and other fees.

Noninterest Expense

        Noninterest expense for the three months ended September 30, 2002 was $19,019,000, an increase of $1,824,000, or 10.6%, over the same period last fiscal year. The increase resulted primarily from an $897,000 increase in salaries and employee benefits and an $805,000 increase in other operating expenses.

        Amortization and valuation adjustment of mortgage servicing rights decreased $391,000 to $4,403,000 for the three months ended September 30, 2002 from $4,794,000 for the three months ended September 30, 2001. Mortgage servicing rights amortization and valuation adjustment of $4,403,000 and $4,794,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio, caused by a declining interest rate environment in the three months ended September 30, 2002 and three months ended September 30, 2001. A valuation allowance of $2,704,000 was recognized in the three months ended September 30, 2002 and $4,017,000 for the three months ended September 30, 2001. A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Income Taxes

        Income taxes for the three months ended September 30, 2002 and September 30, 2001 were $2,242,000 and $722,000. The effective tax rates for the periods were 39.0% and 34.7%. The increase in the effective tax rate is due to adjustments made in the first quarter of fiscal 2003 for fiscal year 2002 taxes. The effective tax rate is expected to be approximately 35% in the future.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        There has not been a material change in the interest rate sensitivity of the Company during the three months ended September 30, 2002.

ITEM 4:        DISCLOSURE CONTROLS AND PROCEDURES

        The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II
OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

        None

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5:    OTHER INFORMATION

        None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a	).		Exhibits:
99.1		—	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
99.2		—	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
(b	).		Reports on Form 8-K:

        No reports on Form 8-K were filed during the three months ended September 30, 2002.

(1)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BANCORPORATION, INC.
Date: November 4, 2002	By:	/s/ DERYL F. HAMANN Deryl F. Hamann, Chairman and Chief Executive Officer (Duly Authorized Representative)
(Authorized officer and principal financial officer of the registrant)
Date: November 4, 2002	By:	/s/ JAMES R. CLARK James R. Clark, CFO, Secretary and Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Deryl F. Hamann, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Spectrum Bancorporation, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 4, 2002	/s/ DERYL F. HAMANN Deryl F. Hamann, Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, James R. Clark, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Spectrum Bancorporation, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 4, 2002	/s/ JAMES R. CLARK James R. Clark, Chief Financial Officer

QuickLinks

INDEX TO FORM 10–Q
PART I FINANCIAL INFORMATION
  ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002