Form 10-Q
period 2002-12-31
SPECTRUM BANCORPORATION INC
filed 2003-02-10
CIK 1088381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 001-15215

SPECTRUM BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0867112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10834 Old Mill Road, Suite One, Omaha, NE 68154
(Address of principal executive office) (Zip code)

(402) 333-8330
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 10, 2003

Common Stock, $1.00 par value	125,132 shares

SPECTRUM BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED DECEMBER 31, 2002

FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can include words such as “may”, “believe”, “will”, “anticipated”, “estimated”,  “projected”, “could”, “should”, “plan” or similar expressions.  Forward-looking statements are based on management’s current expectations.  Factors that might cause future results to differ from management’s expectations include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, changes in accounting policies or guidelines, changes in the quality or composition of the Company’s loans and investment portfolios, technology changes and competitive pressures in the geographic and business areas where the Company conducts its operations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

ITEM 1:

FINANCIAL STATEMENTS

SPECTRUM BANCORPORATION, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	December 31, 2002	June 30, 2002
Assets
Cash and due from banks	$70,158	$52,927
Federal funds sold and other	46,140	16,351
Total cash and cash equivalents	116,298	69,278

Certificates of deposit	299	497
Securities available for sale	300,059	334,059
Securities held to maturity	110	0
Loans, net of allowance for loan losses of $21,393 and $20,344	1,547,789	1,475,856
Premises and equipment, net	42,059	41,803
Accrued interest receivable	15,002	15,089
Core deposit intangible and other, net	4,332	5,294
Goodwill, net	45,930	43,913
Mortgage servicing rights, net	11,423	15,131
Other assets	12,833	11,237
	$2,096,134	$2,012,157

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non interest bearing	$250,311	$194,792
Interest bearing	1,444,235	1,441,175
Total deposits	1,694,546	1,635,967
Federal funds purchased and securities sold under agreements to repurchase	63,571	70,544
Notes payable	138,803	124,264
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	58,000	48,000
Accrued interest and other liabilities	17,991	17,990
	1,972,911	1,896,765

Minority interest in subsidiaries	4,749	5,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 125,132 and 125,132 shares, respectively	125	125
Additional paid in capital	2,058	2,058
Retained earnings	99,015	92,285
Accumulated other comprehensive income, net	5,576	3,995
Total stockholders’ equity	118,474	110,163

	$2,096,134	$2,012,157

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.

Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2002	December 31, 2001
Interest income on:
Loans	$27,807	$27,222
Taxable securities	3,103	3,626
Nontaxable securities	457	265
Dividends on securities	59	79
Federal funds sold and other	265	300
	31,691	31,492
Interest expense on:
Deposits	9,260	11,856
Federal funds purchased and securities sold under agreements to repurchase	220	453
Notes payable and company obligated mandatorily redeemable preferred securities	2,965	3,047
	12,445	15,356

Net interest income	19,246	16,136
Provision for loan losses	1,288	2,300

Net interest income after provision for loan losses	17,958	13,836

Other income:
Service charges and other fees	3,431	2,520
Net gains from sale of loans	1,701	1,216
Loan servicing fees, net	916	793
Gain on securities, net	6	61
Trust department income	477	452
Other	793	753
	7,324	5,795

Other expenses:
Salaries and employee benefits	8,151	6,973
Occupancy expenses, net	1,026	904
Data processing	1,008	712
Equipment expenses	714	639
Advertising	1,169	571
Professional fees	844	679
Amortization of core deposit intangible and other	465	740
Amortization and valuation adjustments of mortgage servicing rights	2,285	85
Other operating expenses	2,442	2,029
	18,104	13,332

Income before income taxes and minority interest in net income of subsidiaries	7,178	6,299
Income taxes	2,643	2,250

Income before minority interest in net income of subsidiaries	4,535	4,049
Minority interest in net income of subsidiaries	190	90

Net income	$4,345	$3,959

Basic earnings per common share	$34.42	$31.30

Cash dividends per share declared on common stock	$1.50	$1.50

Weighted average shares outstanding	125,132	125,267

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.

Consolidated Statements of Income

For The Six Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2002	December 31, 2001
Interest income on:
Loans	$55,996	$55,486
Taxable securities	6,834	7,345
Nontaxable securities	879	536
Dividends on securities	120	166
Federal funds sold and other	421	829
	64,250	64,362
Interest expense on:
Deposits	19,418	25,777
Federal funds purchased and securities sold under agreements to repurchase	477	1,048
Notes payable and company obligated mandatorily redeemable preferred securities	5,846	6,144
	25,741	32,969

Net interest income	38,509	31,393
Provision for loan losses	2,529	3,461

Net interest income after provision for loan losses	35,980	27,932

Other income:
Service charges and other fees	6,643	5,033
Net gains from sale of loans	3,046	1,712
Loan servicing fees, net	1,832	1,674
Gain on securities, net	90	176
Trust department income	889	832
Other	1,577	1,546
	14,077	10,973

Other expenses:
Salaries and employee benefits	15,778	13,703
Occupancy expenses, net	2,085	1,804
Data processing	1,775	1,466
Equipment expenses	1,408	1,261
Advertising	2,078	1,137
Professional fees	1,602	1,333
Amortization of core deposit intangible and other	940	1,289
Amortization and valuation adjustments of mortgage servicing rights	6,688	4,879
Other operating expenses	4,769	3,655
	37,123	30,527

Income before income taxes and minority interest in net income of subsidiaries	12,934	8,378
Income taxes	4,885	2,972

Income before minority interest in net income of subsidiaries	8,049	5,406
Minority interest in net income of subsidiaries	386	314

Net income	$7,663	$5,092

Basic earnings per common share	$58.35	$37.48

Cash dividends per share declared on common stock	$3.00	$3.00

Weighted average shares outstanding	125,132	125,267

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.

Consolidated Statements of Cash Flows

For The Six Months Ended

(In thousands)

(unaudited)

	December 31, 2002	December 31, 2001
Cash Flow from Operating Activities
Net cash (used in) operating activities	$(18,872)	$2,300

Cash Flow from Investing Activities
Proceeds from maturities of certificates of deposit	198	5,036
Purchase of certificate's of deposit	0	(4,199)
Proceeds from sales and maturities of securities available for sale	98,624	63,680
Purchase of securities available for sale	(62,323)	(67,635)
Proceeds from sale of other real estate owned	1,598	358
Business acquisition (See below)	19,139	0
Net increase in loans	(36,758)	(44,243)
Proceeds from sale of premises and equipment	574	36
Purchase of premises and equipment	(2,564)	(3,238)
Purchase of mortgage servicing rights	(118)	(10)
Proceeds from sale of mortgage servicing rights	0	38
Net cash (used in) investing activities	18,370	(50,177)

Cash Flows from Financing Activities
Proceeds from issuance of preferred securities	10,000	0
Net increase in deposits	33,840	51,243
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(8,080)	1,882
Proceeds from notes payable	27,500	6,415
Payment of other liabilities	(2,236)	(9,141)
Principal payments on notes payable	(11,854)	(8,956)
Debt issuance cost incurred	(9)	0
Purchase of minority interest in subsidiaries	(764)	0
Dividends paid, including ($138) and ($108) paid to minority interest, respectively	(875)	(880)
Net cash provided by financing activities	47,522	40,563
Net increase (decrease) in cash and cash equivalents	47,020	(7,314)

Cash and cash equivalents:
Beginning	69,278	106,436
Ending	$116,298	$99,122

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$26,942	$34,160
Cash payments for income taxes	8,331	6,171

Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale	1,581	(126)
Purchase of mortgage servicing rights for other liabilities	2,864	0
Reduction of other liabilities related to mortgage servicing rights	0	434
Loans transferred to other real estate owned and other assets	696	319
Deemed dividend to affiliate	(196)	0

Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Securities	$390
Loans receivable	2,910
Other assets	22
Premises and equipment	65
Goodwill	2,017
Intangibles assets	304
Liabilities assumed
Deposits	(24,739)
Other liabilities	(108)
Net cash and cash equivalent (received)	$(19,139)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; F & M Bank (95.8% owned), which is chartered in Watertown, South Dakota; Rushmore Bank and Trust (90.0% owned), which is chartered in Rapid City, South Dakota; Citizens Bank (100.0% owned), which is chartered in Mount Ayr, Iowa; Citizens Bank (100.0% owned), which is chartered in Clive, Iowa; Citizens Bank of Princeton (100.0% owned), which is chartered in Princeton, Missouri; Spectrum Banc Service Corporation (100.0% owned by bank subsidiaries, excluding Great Western Bank), a data processing organization; Spectrum Capital Trust I (100.0% owned); Spectrum Capital Trust II (100.0% owned) and Spectrum Capital Trust III (100.0% owned). Great Western Bank also owns 100.0% of GW Leasing, Inc., a leasing company.

The June 30, 2002 consolidated balance sheet has been derived from the Company’s audited balance sheet as of that date. The consolidated financial statements as of December 31, 2002 and for the three and six months ended December 31, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Results for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for future periods.

2.               Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $38,000 in the three months ended December 31, 2002 and 2001 and totaled $361,000 and $397,000 for the six months ended December 31, 2002 and 2001, reduced earnings available to common stockholders in the computation.

3.               Comprehensive Income.

Comprehensive income was $3,988,000 and $2,273,000 for the three months ended December 31, 2002 and 2001 and $9,244,000 and $4,966,000 for the six months ended December 31, 2002 and 2001. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4.               Intangible Assets.

On October 1, 2002, the Company elected adoption of Statement of Financial Accounting Standard No. 147,  “Acquisitions of Certain Financial Institutions.”  This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.”  Transaction provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination.  If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was applied in its entirety.

The Company has identified those unidentifiable intangible assets that arose from a business combination.  In applying SFAS 147, the Company has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002.   As of June 30, 2002 total goodwill (including reclassified unidentifiable intangible asset of $4,598,000) was $43,913,000 and core deposit intangible and other, net was $5,294,000.  As of December 31, 2002, total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $45,930,000 and core deposit intangible and other was $4,333,000.  If the goodwill reclassification of $4,598,000 were applied retroactively to July 1, 2001, net income for the three and six month periods ended December 31, 2001 would be increased by approximately $60,000 and $120,000, respectively.

On July 1, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (SFAS 141 and 142).  SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, “Business Combinations” (APB 16).  SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting.  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements.  The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.  The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

The Company has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill.  In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets.  The weighted average life of the remaining amortizable intangible assets is 7 years.  In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption.  The first step of the test was completed as of July 1, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test was not applicable.  As of July 1, 2002 the fair value of each reporting unit was reviewed and it was determined that the fair values were equal to or greater than the fair value as of July 1, 2001; hence no indications of goodwill impairment were found.

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

6.               Changes in Minority Interest and Business Acquisitions.

As of December 13, 2002, Great Western Bank acquired Peoples Bank, Overland Park, Kansas by cash merger.  At December 13, 2002, Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits.  Peoples Bank has one location, which at closing became a branch of Great Western Bank. The results of operation of Peoples Bank after the date of acquisition are included in the consolidated financial statements.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisitions is as follows:

Peoples Bank

Assets acquired:
Securities	$390
Loans receivable, net	2,910
Other assets	22
Premises and equipment	65
Core deposit intangible and other	304
Goodwill	2,017

Liabilities assumed:
Deposits	(24,739)
Other liabilities	(108)
Net cash and cash equivalents (received)	$(19,139)

On September 30, 2002, the Company acquired 1,688 shares (4.8%) of the common stock of Citizens Bank, Clive for $673,288 in cash from a minority shareholder.  The transaction was accounted for as a purchase.

In October of 2002, the Company purchased a total of 24 shares of common stock of F & M Bank, from two minority shareholders for $90,765.  This transaction was accounted for as a purchase.

The Company issued 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities (Preferred Securities) of Spectrum Capital Trust III on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  The Company may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to shorten the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.

The sole asset of the trust is junior subordinated deferrable interest debentures issued by the Company with interest and maturity provisions similar in term to the respective preferred securities.  The trust’s ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligation under the debentures and relevant trust agreement constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trust under the Preferred Securities.

The Preferred Securities are classified as debt in the accompanying consolidated financial statements.  For regulatory purposes the Preferred Securities qualify as elements of capital.  Proceeds from the issue were used for general corporate purposes.

7.               Subsequent Events-Merger.

On January 24th, 2003, the Company purchased from a minority shareholder 180 shares of common stock and 1,800 shares of preferred stock in Rushmore Bank & Trust, subsidiary, for $2,111,492.  This transaction was accounted for as a purchase.  After January 24th, 2003, the Company owns 100.0% of Rushmore Bank & Trust.

On February 21, 2003, Citizens Bank, Mt Ayr, Iowa and Citizens Bank of Princeton, Princeton, Missouri will merge with and into Citizens Bank, Clive, Iowa.  All three banks are 100.0% owned subsidiaries of the Company.  In addition, on March 29, 2003, the surviving bank will be renamed Great Western Bank.  Management of Spectrum does not expect the merger to have a material effect on the business or earnings of Spectrum. The merger will be accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger will not require any restatement of financial statements on a consolidated basis.  Regulatory approval has been obtained.

On March 3, 2003, Rushmore Bank and Trust, Rapid City, South Dakota and F & M Bank, Watertown, South Dakota will be renamed Great Western Bank.  In addition, on May 30, 2002, Spectrum will merge Great Western Bank, Rapid City, South Dakota into Great Western Bank, Watertown, South Dakota. Management of Spectrum does not expect the merger to have a material effect on the business or earnings of Spectrum. The merger will be accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger will not require any restatement of financial statements on a consolidated basis. The Company is in the process of obtaining regulatory approval.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company is a multi-bank holding company organized under the laws of Iowa whose primary business is providing trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota, Iowa and Missouri based subsidiary banks.  Substantially all of the Company’s income is generated from banking operations.

The Company’s fiscal year end is June 30.

CRITICAL ACCOUNTING POLICIES

Spectrum’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of December 31, 2002, have remained unchanged from June 30, 2002.  These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Spectrum’s Annual report on Form 10-K for Spectrum’s year ended June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,063,954,000 for the six months ended December 31, 2002, compared to $1,802,263,000 for the six months ended December 31, 2001, a 14.5% increase. Average interest-earning assets were $1,892,952,000 for the six months ended December 31, 2002 and $1,647,000,000 for the six months ended December 31, 2001, representing a 14.9% increase.  Average assets and average interest-earning assets increased due to increases in loans, net unearned fees, securities internal growth and acquisitions.

Total assets were $2,096,134,000 at December 31, 2002, an increase of $83,977,000 or 4.2% from June 30, 2002. The increase in total assets is due to a $47,020,000, 67.9%, increase in cash and cash equivalents and a $71,933,000, 4.9%, increase in loans, net unearned fees and allowance for loan losses.

Cash and cash equivalents (cash, due from banks and federal funds sold) increased $47,020,000, 67.9%, due to mortgage servicing loan payoffs, resulting from a low market mortgage interest rate environment, a $34,000,000, 10.2%, decrease in securities and a $55,519,000, 28.5% increase in noninterest bearing deposits.

Loans, net unearned fees, grew $72,982,000 or 4.9% during the six months ended December 31, 2002 due to internal growth.

Loans originated for resale were $182,170,000 at December 31, 2002, an increase of  $62,532,000 when compared to $119,638,000 on December 31, 2001. Proceeds from sale of loans originated for resale was $150,422,000 for the six months ended December 31, 2002 compared to $111,819,000 for the same period one year ago. The increase in loans originated is due to the low mortgage rates in the current period when compared to the same period one year ago.  This increase was the major factor in the net cash used by operating activities of $18,872,000 in the six months ended December 31, 2002. See “Consolidated Statements of Cash Flows.”

Mortgage servicing rights, net, were $11,423,000 at December 31, 2002, a decrease of $3,708,000 or 24.5%, from June 30, 2002.  Mortgage servicing rights decreased due to a $5,792,000 amortization expense, $898,000 valuation adjustment expense and an increase due to purchases of $2,982,000.  See “Noninterest Expense”.

The allowance for loan losses increased to $21,393,000 at December 31, 2002 from $20,344,000 at June 30, 2002. The allowance represented 1.4% and 1.4% of loans, net unearned fees as of December 31, 2002 and June 30, 2002.  The increase in allowance for loan losses was due to a greater increase in loan loss provisions when compared to net charge-offs during the period.  See “Provision for Loan Losses”.

For the six months ended December 31, 2002, the Company’s annualized return on average assets (“ROA”) was 0.7%, compared to 0.6% for the six months ended December 31, 2001. Return on average stockholders’ equity (“ROE”) for the six months ended December 31, 2002 and 2001 was 13.4% and 10.2%, respectively.  The increases in ROA and ROE are due to a 50.5% increase in net income for the six months ending December 31, 2002 when compared to the same period a year ago.

Cash and cash equivalents, certificates of deposit and securities available for sale totaled $416,656,000 or 19.9% of total assets at December 31, 2002, compared to

$403,834,000 or 20.1%, at June 30, 2002.  The increase occurred primarily because federal funds sold increased due to additional funds from mortgage servicing loan payoffs.

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures increased to $58,000,000 at December 31, 2002 compared to $48,000,000 at June 30, 2002.  This increase is due to the Company issuing 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities (Preferred Securities) of Spectrum Capital Trust III on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  The Company may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to shorten the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.

The sole asset of the trust is junior subordinated deferrable interest debentures issued by the Company with interest and maturity provisions similar in term to the respective preferred securities.  The trust’s ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligation under the debentures and relevant trust agreement constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trust under the Preferred Securities.

The Preferred Securities are classified as debt in the accompanying consolidated financial statements.  For regulatory purposes the Preferred Securities qualify as elements of capital.  Proceeds from the issue were used for general corporate purposes.

At December 31, 2002, the Company’s leverage ratio was 5.1%, Tier 1 risk-based capital ratio was 6.4%, and total risk-based capital ratio was 11.1%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At December 31, 2002, the Company had net risk-weighted assets of $1,633,461,000.

ACQUISITIONS

As of December 13, 2002, Great Western Bank acquired Peoples Bank, Overland Park, Kansas by cash merger.  At December 13, 2002, Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits.  Peoples Bank has one location, which at closing became a branch of Great Western Bank. The results of operation of Peoples Bank after the date of acquisition are included in the consolidated financial statements.

RESULTS OF OPERATION

Comparison of the Three Months Ended December 31, 2002 and December 31, 2001.

Net Interest Income

Total interest income for the three months ended December 31, 2002 was $31,691,000, a 1.0% increase from $31,492,000 for the three months ended December 31, 2001. The slight increase was due to a greater increase in interest earned on loans when compared to the decrease in interest earned on federal funds sold and taxable securities for the current fiscal period when compared to the same fiscal period one year ago.

Total interest expense for the three months ended December 31, 2002 was $12,445,000, a 19.0% decrease from $15,356,000 for the three months ended December 31, 2001. The decrease was the result of lower interest rates paid for interest bearing deposits for the current period when compared to the same period a year ago. Average interest-bearing liabilities were $1,608,195,000 and $1,496,421,000 for the three months ended December 31, 2002 and three months ended December 31, 2001, respectively.  Average interest-bearing liabilities increased between these periods $111,774,000 or 7.5%. This increase is primarily due to acquisitions and an increase in average interest-bearing deposits when compared to the same period for fiscal year 2002.

Net interest income was $19,246,000 for the three months ended December 31, 2002, compared to $16,136,000 for the same period in 2002, an increase of 19.3%. The Company’s net interest margin increased to 4.0% for the three months ended December 31, 2002 from

3.9% for the three months ended December 31, 2001. The increase in the net interest margin was caused by a decrease in the cost of interest bearing deposits and borrowings and a slight increase in income earned from loans, securities and federal funds sold.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2002, was $1,288,000, compared to $2,300,000 for the three months ended December 31, 2001.  The decrease was due to a decline in estimated loan losses.

Noninterest Income

Noninterest income for the three months ended December 31, 2002 was $7,324,000, an increase of $1,529,000, or 26.4%, over the same period last fiscal year. The increase resulted primarily from a $911,000 increase in service charges and other fees and a $485,000 increase in net gains from sale of loans.

Noninterest Expense

Noninterest expense for the three months ended December 31, 2002 was $18,104,000, an increase of $4,772,000, or 35.8% over the same period last fiscal year.  The increase resulted primarily from a $2,200,000 increase in amortization of mortgage servicing rights, a $1,178,000 increase in salaries and employee benefits and a $598,000 increase in advertising expense.

Amortization and valuation adjustment of mortgage servicing rights increased $2,200,000 to $2,285,000 for the three months ended December 31, 2002 from $85,000 for the three months ended December 31, 2001.     The $2,200,000 increase in the three months ended December 31, 2002 is due to an accelerated amortization resulting from the change in the current payoffs of mortgage servicing loans caused by a declining interest rate environment when compared to the three months ended December 31, 2001 which had a reduction in the valuation allowance due to an increasing interest rate environment.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Income Taxes

Income taxes for the three months ended December 31, 2002 and December 31, 2001 were $2,643,000 and $2,250,000. The increase is due to a 14.0%, $879,000, increase in pretax net income. The effective tax rates for the periods were 36.8% and 35.7%. The increase in the effective tax rate is due to adjustments made in the second quarter of fiscal 2003 for fiscal year 2002 taxes.  The effective tax rate is expected to be approximately 35% in the future.

Comparison of the Six Months Ended December 31, 2002 and December 31, 2001.

Net Interest Income

Total interest income for the six months ended December 31, 2002 was $64,250,000, a 0.2% decrease from $64,362,000 for the six months ended December 31, 2001. The slight decrease was due to a greater decrease in interest earned on federal funds sold and taxable securities when compared to the increase in interest earned on loans for the current period when compared to the prior period.

Total interest expense for the six months ended December 31, 2002 was $25,741,000, a 21.9% decrease from $32,969,000 for the six months ended December 31, 2001. The decrease was the result of lower interest rates paid for interest bearing deposits during fiscal 2003 when compared to the same period a year ago. Average interest-bearing liabilities were $1,700,252,000 and $1,499,012,000 for the six months ended December 31, 2002 and six months ended December 31, 2001, respectively.  Average interest-bearing liabilities increased between these periods $201,240,000 or 13.4%. This increase is primarily due to acquisitions and an increase in average interest-bearing deposits when compared to the same period for fiscal year 2002.

Net interest income was $38,509,000 for the six months ended December 31, 2002, compared to $31,393,000 for the same period in 2001, an increase of 22.7%. The Company’s net interest margin increased to 4.1% for the six months ended December 31, 2002 from 3.8% for the six months ended December 31, 2001. The increase in the net interest margin was caused by a larger decrease in the cost of interest-bearing deposits and borrowings when compared to the decrease in income earned from loans, securities and federal funds sold.

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 2002, was $2,529,000, compared to $3,461,000 for the six months ended December 31, 2001.  The decrease was due to a decline in estimated loan losses for the current period.

Noninterest Income

Noninterest income for the six months ended December 31, 2002 was $14,077,000, an increase of $3,104,000, or 28.3%, over the same period last fiscal year. The increase resulted primarily from a $1,610,000 increase in service charges and other fees and a $1,334,000 increase in net gains from sale of loans.

Noninterest Expense

Noninterest expense for the six months ended December 31, 2002 was $37,123,000, an increase of $6,596,000, or 21.6%, over the same period last fiscal year.  The increase resulted primarily from a $2,075,000 increase in salaries and employee benefits, $1,809,000 increase in amortization of mortgage servicing rights and a $941,000 increase in advertising expenses.

Amortization and valuation adjustment of mortgage servicing rights increased $1,809,000 to $6,688,000 for the six months ended December 31, 2002 from $4,879,000 for the six months ended December 31, 2001.  The increase is due to an accelerated amortization and valuation adjustments of mortgage servicing rights for the six months ended December 31, 2002 when compared to the same period a year ago.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Income Taxes

Income taxes for the six months ended December 31, 2002 and December 31, 2001 were $4,885,000 and $2,972,000. The increase is due to a 54.5%, $4,560,000, increase in pretax net income. The effective tax rates for the periods were 37.8% and 35.5%. The increase in the effective tax rate is due to adjustments made in the first quarter of fiscal 2003 for fiscal year 2002 taxes.  The effective tax rate is expected to be approximately 35% in the future.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Company’s interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 2002.

ITEM 4:

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II
OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
None

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities (Preferred Securities) of Spectrum Capital Trust III on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  The Company may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to shorten the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.

The sole asset of the trust is junior subordinated deferrable interest debentures issued by the Company with interest and maturity provisions similar in term to the respective preferred securities.  The trust’s ability to pay amounts due on the Preferred Securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligation under the debentures and relevant trust agreement constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trust under the Preferred Securities.

The Preferred Securities are classified as debt in the accompanying consolidated financial statements.  For regulatory purposes the Preferred Securities qualify as elements of capital.  Proceeds from the issue were used for general corporate purposes.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

	(a).	Exhibits:

	99.1 -	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

	99.2 -	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(b).	Reports on Form 8-K:

No reports on Form 8-K were filed during the six months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BANCORPORATION, INC.

Date: February 10, 2003	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief
Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: February 10, 2003	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary and Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Deryl F. Hamann, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Spectrum Bancorporation, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of this registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ Deryl F. Hamann
Deryl F. Hamann
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Clark, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Spectrum Bancorporation, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ James R. Clark
James R. Clark
Chief Financial Officer