Form 10-Q
period 2003-03-31
SPECTRUM BANCORPORATION INC
filed 2003-05-09
CIK 1088381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at May 9, 2003

Common Stock, $1.00 par value	124,952 shares

SPECTRUM BANCORPORATION, INC.
INDEX TO FORM 10-Q FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2003

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

PART I
FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SPECTRUM BANCORPORATION, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2003	June 30, 2002
	(unaudited)
Assets
Cash and due from banks	$61,642	$52,927
Federal funds sold and other	44,865	16,351
Total cash and cash equivalents	106,507	69,278

Certificates of deposit	99	497
Securities available for sale	323,975	334,059
Securities held to maturity	110	0
Loans, net of allowance for loan losses of $21,581and $20,344	1,539,708	1,475,856
Premises and equipment, net	43,385	41,803
Accrued interest receivable	13,798	15,089
Core deposit intangible and other, net	3,851	5,294
Goodwill, net	45,930	43,913
Mortgage servicing rights, net	10,112	15,131
Other assets	13,116	11,237
	$2,100,591	$2,012,157

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non interest bearing	$253,417	$194,792
Interest bearing	1,451,230	1,441,175
Total deposits	1,704,647	1,635,967
Federal funds purchased and securities sold under agreements to repurchase	57,944	70,544
FHLB advances and other borrowing	94,828	70,564
Notes payable	43,700	53,700
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	58,000	48,000
Accrued interest and other liabilities	16,549	17,990
	1,975,668	1,896,765

Minority interest in subsidiaries	2,711	5,229

Stockholders’ equity:
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 124,952 and 125,132 shares, respectively	125	125
Additional paid-in capital	2,051	2,058
Retained earnings	103,433	92,285
Accumulated other comprehensive income, net	4,903	3,995
Total stockholders’ equity	122,212	110,163

	$2,100,591	$2,012,157

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Income
For The Three Months Ended
(In thousands, except share and per share data)
(unaudited)

	March 31, 2003	March 31, 2002
Interest income on:
Loans	$26,617	$26,678
Taxable securities	2,877	3,553
Nontaxable securities	475	325
Dividends on securities	60	64
Federal funds sold and other	169	280
	30,198	30,900
Interest expense on:
Deposits	8,269	10,396
Federal funds purchased and securities sold under agreements to repurchase	178	303
FHLB advances and other borrowing	1,007	1,076
Notes payable	557	661
Company obligated mandatorily redeemable preferred securities	1,310	1,183
	11,321	13,619

Net interest income	18,877	17,281
Provision for loan losses	857	1,505

Net interest income after provision for loan losses	18,020	15,776

Other income:
Service charges and other fees	3,214	2,542
Net gains from sale of loans	1,815	728
Loan servicing fees, net	804	780
Gain on securities, net	278	10
Trust department income	382	404
Net gains from sale of other real estate owned and other assets	1,240	23
Other	692	773
	8,425	5,260

Other expenses:
Salaries and employee benefits	8,880	7,453
Occupancy expenses, net	1,093	963
Data processing	994	760
Equipment expenses	715	604
Advertising	624	490
Professional fees	718	650
Communication expenses	505	485
Amortization of core deposit intangible and other	480	659
Amortization and valuation adjustments of mortgage servicing rights	2,579	10
Other operating expenses	1,733	1,335
	18,321	13,409

Income before income taxes and minority interest in net income of subsidiaries	8,124	7,627
Income taxes	2,989	2,561

Income before minority interest in net income of subsidiaries	5,135	5,066
Minority interest in net income of subsidiaries	93	116

Net income	$5,042	$4,950

Basic earnings per common share	$37.74	$35.83

Cash dividends per share declared on common stock	$1.50	$1.50

Weighted average shares outstanding	125,066	125,218

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Income
For The Nine Months Ended
(In thousands, except share and per share data)
(unaudited)

	March 31, 2003	March 31, 2002
Interest income on:
Loans	$82,613	$82,164
Taxable securities	9,711	10,898
Nontaxable securities	1,354	861
Dividends on securities	180	230
Federal funds sold and other	590	1,109
	94,448	95,262
Interest expense on:
Deposits	27,687	36,173
Federal funds purchased and securities sold under agreements to repurchase	650	1,346
FHLB advances and other borrowing	3,099	3,229
Notes payable	1,855	2,273
Company obligated mandatorily redeemable preferred securities	3,771	3,567
	37,062	46,588

Net interest income	57,386	48,674
Provision for loan losses	3,386	4,966

Net interest income after provision for loan losses	54,000	43,708

Other income:
Service charges and other fees	9,857	7,575
Net gains from sale of loans	4,861	2,440
Loan servicing fees, net	2,636	2,454
Gain on securities, net	368	186
Trust department income	1,271	1,236
Net gains from sale of other real estate owned and other assets	1,286	75
Other	2,223	2,267
	22,502	16,233

Other expenses:
Salaries and employee benefits	24,658	21,156
Occupancy expenses, net	3,178	2,767
Data processing	2,769	2,226
Equipment expenses	2,123	1,865
Advertising	2,702	1,627
Professional fees	2,320	1,983
Communication expenses	1,533	1,384
Amortization of core deposit intangible and other	1,420	1,948
Amortization and valuation adjustments of mortgage servicing rights	9,267	4,889
Other operating expenses	5,474	4,091
	55,444	43,936

Income before income taxes and minority interest in net income of subsidiaries	21,058	16,005
Income taxes	7,874	5,533

Income before minority interest in net income of subsidiaries	13,184	10,472
Minority interest in net income of subsidiaries	479	430

Net income	$12,705	$10,042

Basic earnings per common share	$96.09	$73.30

Cash dividends per share declared on common stock	$4.50	$4.50

Weighted average shares outstanding	125,110	125,251

See Notes to Consolidated Financial Statements.

SPECTRUM BANCORPORATION, INC.
Consolidated Statements of Cash Flows
For The Nine Months Ended
(In thousands)
(unaudited)

	March 31, 2003	March 31, 2002
Cash Flow from Operating Activities
Net cash provided by operating activities	$9,226	$27,678

Cash Flow from Investing Activities
Proceeds from maturities of certificates of deposit	398	5,235
Purchase of certificates of deposit	0	(4,199)
Proceeds from sales and maturities of securities available for sale	147,624	99,423
Purchase of securities	(136,282)	(116,864)
Proceeds from sale of other real estate owned	3,383	358
Business acquisition (See below)	19,139	83
Net increase in loans	(49,138)	(81,208)
Proceeds from sale of premises and equipment	704	36
Purchase of premises and equipment	(4,962)	(4,271)
Purchase of mortgage servicing rights	(294)	(4,843)
Proceeds from sale of mortgage servicing rights	0	38
Net cash (used in) investing activities	(19,428)	(106,212)

Cash Flows from Financing Activities
Proceeds from issuance of preferred securities	10,000	0
Net increase in deposits	43,941	71,459
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(12,985)	6,843
Proceeds from notes payable	32,500	25,902
Payment of other liabilities	(3,760)	(9,141)
Principal payments on notes payable	(17,851)	(18,082)
Debt issuance cost incurred	(9)	(38)
Purchase of minority interest in subsidiaries	(2,876)	0
Dividends paid, including ($161) and ($176) paid to minority interest, respectively	(1,408)	(1,601)
Retirement of common stock	(121)	(79)
Net cash provided by financing activities	47,431	75,263
Net increase (decrease) in cash and cash equivalents	37,229	(3,271)

Cash and cash equivalents:
Beginning	69,278	106,436
Ending	$106,507	$103,165

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$39,169	$49,920
Cash payments for income taxes	11,866	8,375

Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale	908	(1,372)
Purchase of mortgage servicing rights for other liabilities	3,956	457
Loans transferred to other real estate owned and other assets	1,044	595
Deemed dividend to affiliate	(196)	0

Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Securities	$390	$27,289
Loans receivable	2,910	62,981
Other assets	22	2,392
Premises and equipment	65	3,285
Goodwill	2,017	4,182
Intangible assets	304	0
Liabilities assumed
Deposits	(24,739)	(99,589)
Other liabilities	(108)	(623)
Net cash and cash equivalents (received)	$(19,139)	$(83)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of presentation.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (95.8% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (100.0% owned), which is chartered in Rapid City, South Dakota; Great Western Bank, (100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization; Spectrum Capital Trust I (100.0% owned); Spectrum Capital Trust II (100.0% owned) and Spectrum Capital Trust III (100.0% owned). Great Western Bank, Omaha also owns 100.0% of GW Leasing, Inc., a leasing company.  See “Changes in Minority Interest and Business Acquisitions”.

The June 30, 2002 consolidated balance sheet has been derived from the Company’s audited balance sheet as of that date. The consolidated financial statements as of March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.  Results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for future periods.

2.          Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $322,000 and $464,000 in the three months ended March 31, 2003 and 2002 and totaled $683,000 and $861,000 for the nine months ended March 31, 2003 and 2002, reduced earnings available to common stockholders in the computation.

3.          Comprehensive Income.

Comprehensive income was $4,369,000 and $3,704,000 for the three months ended March 31, 2003 and 2002 and $13,613,000 and $8,670,000 for the nine months ended March 31, 2003 and 2002. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4.          Intangible Assets.

On October 1, 2002, the Company elected adoption of Statement of Financial Accounting Standards No. 147,  “Acquisitions of Certain Financial Institutions.”  This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.”  Transaction provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination.  If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was applied in its entirety.

The Company has identified those unidentifiable intangible assets that arose from a business combination.  In applying SFAS 147, the Company has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002.  As of June 30, 2002 total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $43,913,000 and core deposit intangible and other, net was $5,294,000.  As of March 31, 2003, total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $45,930,000 and core deposit intangible and other was $3,851,000.  If the goodwill reclassification of $4,598,000 were applied retroactively to July 1, 2001, net income for the three and nine month periods ended March 31, 2002 would be increased by approximately $60,000 and $180,000, respectively.

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

The Company has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill.  In applying SFAS 142, the Company has re-evaluated the useful lives of these separable intangible assets.  The weighted average life of the remaining amortizable intangible assets is 7 years.  In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption.  The first step of the test was completed as of July 1, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test was not applicable.  As of July 1, 2002 the fair value of each reporting unit was reviewed and it was determined that the fair values were equal to or greater than the fair values as of July 1, 2001; hence no indications of goodwill impairment were found.

5.          Legal Proceedings.

Spectrum and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against Spectrum or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operation.

6.          Changes in Minority Interest and Business Acquisitions.

On December 13, 2002, Great Western Bank, Omaha acquired Peoples Bank, Overland Park, Kansas by cash merger.  At December 13, 2002, Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits.  Peoples Bank has one location, which at closing became a branch of Great Western Bank, Omaha. The results of operation of Peoples Bank after the date of acquisition are included in the consolidated financial statements.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

Peoples Bank

Assets acquired:
Securities	$390
Loans receivable	2,910
Other assets	22
Premises and equipment	65
Goodwill	2,017
Intangible assets	304

Liabilities assumed:
Deposits	(24,739)
Other liabilities	(108)
Net cash and cash equivalents (received)	$(19,139)

On September 30, 2002, the Company acquired 1,688 shares (4.8%) of the common stock of Great Western, Clive (formerly Citizens Bank, Clive, Iowa) for $673,288 in cash from a minority shareholder.  The transaction was accounted for as a purchase.

In October 2002, the Company purchased a total of 24 shares of common stock of Great Western, Watertown (formerly F & M Bank), from two minority shareholders for $90,765.  This transaction was accounted for as a purchase.

The Company issued 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities (Preferred Securities) of Spectrum Capital Trust III on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  The Company may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to accelerate the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.

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

On January 24, 2003, the Company purchased from a minority shareholder 180 shares of common stock and 1,800 shares of preferred stock in Great Western Bank, Rapid City (formerly Rushmore Bank & Trust), subsidiary, for $2,111,492.  This transaction was accounted for as a purchase.  After January 24, 2003, the Company owns 100.0% of Great Western Bank, Rapid City.

On February 21, 2003, Citizens Bank, Mt Ayr, Iowa and Citizens Bank of Princeton, Princeton, Missouri merged with and into Citizens Bank, Clive, Iowa.  All three banks are 100.0% owned subsidiaries of the Company.  In addition, on March 29, 2003, the surviving bank was renamed Great Western Bank.  Management of Spectrum does not expect the merger to have a material effect on the business or earnings of Spectrum. The merger was accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.  Regulatory approval had been obtained.

On March 3, 2003, Rushmore Bank and Trust, Rapid City, South Dakota and F & M Bank, Watertown, South Dakota were renamed Great Western Bank.

On March 17, 2003, Spectrum Banc Service Corporation was renamed Great Western Service Corporation.

7.          Subsequent Events-Merger.

Spectrum has obtained regulatory approval to merge Great Western Bank, Rapid City, South Dakota into Great Western Bank, Watertown, South Dakota. Management expects the merger to become effective May 30, 2003.  Management of Spectrum does not expect the merger to have a material effect on the business or earnings of Spectrum. The merger will be accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger will not require any restatement of financial statements on a consolidated basis.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company is a multi-bank holding company organized under the laws of Iowa whose primary business is providing trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota and Iowa based subsidiary banks.  Substantially all of the Company’s income is generated from banking operations.

The Company’s fiscal year end is June 30.

CRITICAL ACCOUNTING POLICIES

Spectrum’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2003, have remained unchanged from June 30, 2002.  These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Spectrum’s Annual report on Form 10-K for Spectrum’s fiscal year ended June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,069,665,000 for the nine months ended March 31, 2003, compared to $1,822,709,000 for the nine months ended March 31, 2002, a 13.6% increase. Average interest-earning assets were $1,900,062,000 for the nine months ended March 31, 2003 and $1,667,816,000 for the nine months ended March 31, 2002, representing a 13.9% increase.  Average assets and average interest-earning assets increased due to internal growth and acquisitions.

Total assets were $2,100,591,000 at March 31, 2003, an increase of $88,434,000 or 4.4% from June 30, 2002. The increase in total assets is due to a $37,229,000 or 53.7%; increase in cash and cash equivalents and a $65,089,000 or 4.4% increase in loans, net unearned fees.

Loans, net unearned fees, grew $65,089,000 or 4.4% during the nine months ended March 31, 2003 due to internal growth.

Loans originated for resale were $275,251,000 for the nine months ended March 31, 2003; an increase of  $186,070,000 when compared to $89,181,000 for the nine months ended March 31, 2002. The increase in loans originated for resale is due to the low mortgage rates in the current period when compared to the same period one year ago.

Securities available for sale were $323,975,000 at March 31, 2003 compared to $334,059,000 at June 30, 2002, a decrease of $10,084,000 or 3.0%.  The decrease in securities is due to a large volume of called agency securities along with large pay downs in CMO and MBS securities due to a low interest rate environment.  Net proceeds of

$11,342,000 from securities during the current nine months period were used to finance loan growth and increase investment in federal funds sold.

Mortgage servicing rights, net, were $10,112,000 at March 31, 2003, a decrease of $5,019,000 or 33.2%, from June 30, 2002.  Mortgage servicing rights decreased due to $7,310,000 amortization expense, $1,959,000 valuation adjustment expense and increased due to purchases of $4,250,000.  See “Noninterest Expense”.

The allowance for loan losses increased to $21,581,000 at March 31, 2003 from $20,344,000 at June 30, 2002. The allowance represented 1.4% and 1.4% of loans, net unearned fees as of March 31, 2003 and June 30, 2002.  The increase in allowance for loan losses was due to a greater increase in loan loss provisions when compared to net charge-offs during the period.  See “Provision for Loan Losses”.

For the nine months ended March 31, 2003, the Company’s annualized return on average assets (“ROA”) was 0.8%, compared to 0.7% for the nine months ended March 31, 2002. Return on average stockholders’ equity (“ROE”) for the nine months ended March 31, 2003 and 2002 was 14.5% and 13.2%, respectively.  The increases in ROA and ROE are due to a 26.5% increase in net income for the nine months ending March 31, 2003 when compared to the same period a year ago.

Cash and cash equivalents, certificates of deposit, securities available for sale totaled $430,581,000 or 20.5% of total assets at March 31, 2003, compared to $403,834,000 or 20.1% of total assets, at June 30, 2002.  The increase occurred primarily because federal funds sold increased, $28,514,000, or 174.4%, due to additional funds from mortgage servicing loan payoffs.

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures increased to $58,000,000 at March 31, 2003 compared to $48,000,000 at June 30, 2002.  This increase is due to the Company issuing 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities (Preferred Securities) of Spectrum Capital Trust III on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  The Company may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, the Company has the option to accelerate the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of the Company’s senior indebtedness and senior to the Company’s common and preferred stock.

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

The Preferred Securities are classified as debt in the accompanying consolidated financial statements.  For regulatory purposes the Preferred Securities qualify as elements of capital.  Proceeds from the issue were used for general corporate purposes.  As of March 31, 2003, $39,703,000 of Preferred Securities was eligible for treatment as Tier 1 Capital and $18,297,000 was eligible as Tier 2 Capital.

At March 31, 2003, the Company’s leverage ratio was 5.3%, Tier 1 risk-based capital ratio was 6.6%, and total risk-based capital ratio was 11.2%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At March 31, 2003, the Company had net risk-weighted assets of $1,643,387,000.

ACQUISITIONS

As of December 13, 2002, Great Western Bank, Omaha acquired Peoples Bank, Overland Park, Kansas by cash merger.  At December 13, 2002, Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits. Peoples Bank had one location at closing which became a branch of Great Western Bank, Omaha. The results of operation of Peoples Bank after the date of acquisition are included in the consolidated financial statements.

RESULTS OF OPERATION

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002.

Net Interest Income

Total interest income for the three months ended March 31, 2003 was $30,198,000, a 2.3% decrease from $30,900,000 for the three months ended March 31, 2002. The slight decrease is the result of lower interest rates paid for interest bearing assets during the current period when compared to the same period March 31, 2002, despite an overall growth in average interest earning assets of 12.0%.

Average interest-earning assets were $1,914,281,000 for the three months ended March 31, 2003 and $1,709,450,000 for the three months ended March 31, 2002, representing a 12.0% increase.  This increase is primarily due to acquisitions and internal loan growth.

Total interest expense for the three months ended March 31, 2003 was $11,321,000, a 16.9% decrease from $13,619,000 for the three months ended March 31, 2002. The decrease was the result of lower interest rates paid for interest bearing deposits for the current period when compared to the same period a year ago.

Average interest-bearing liabilities were $1,703,220,000 and $1,559,368,000 for the three month periods ended March 31, 2003 and March 31, 2002.  Average interest-bearing liabilities increased between these periods $143,852,000 or 9.2%. This increase is primarily due to acquisitions and an increase in average interest-bearing deposits when compared to the same period for fiscal year 2002.

Net interest income was $18,877,000 for the three months ended March 31, 2003, compared to $17,281,000 for the same period in 2002, an increase of 9.2%. The Company’s net interest margin decreased to 3.9% for the three months ended March 31, 2003 from 4.0% for the three months ended March 31, 2002. The decrease in the net interest margin was caused by a $2,298,000 decrease in interest paid on interest bearing deposits and borrowings compared to a $702,000 decrease in interest earned on loans, securities and federal funds sold resulting in an $1,596,000 increase in net interest income.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003, was $857,000, compared to $1,505,000 for the three months ended March 31, 2002.  The decrease was due to a decline in estimated loan losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2003 was $8,425,000, an increase of $3,165,000, or 60.2%, over the same period last fiscal year. The increase resulted primarily from a $1,240,000 gain on sale of other real estate owned and other assets, a $1,087,000 increase in net gains from sale of loans and a $672,000 increase in service charges and other fees.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2003 was $18,321,000, an increase of $4,912,000, or 36.6% over the same period last fiscal year.  The increase resulted primarily from a $2,569,000 increase in amortization and valuation adjustment of mortgage servicing rights, a $1,427,000 increase in salaries and employee benefits and a $234,000 increase in data processing expenses.

Amortization and valuation adjustment of mortgage servicing rights increased $2,569,000 to $2,579,000 for the three months ended March 31, 2003 from $10,000 for the three months ended March 31, 2002. The increase is due to a $1,518,000 accelerated amortization and a $1,061,000 valuation adjustment resulting from the change in the current payoffs of mortgage servicing loans caused by a declining interest rate environment when compared to the three months ended March 31, 2002.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Income Taxes

Income taxes for the three months ended March 31, 2003 and March 31, 2002 were $2,989,000 and $2,561,000. The increase is due to a 6.5%, $497,000, increase in pretax income and an increase in the effective rate to 36.8% from 33.6% in the previous period.  These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Comparison of the Nine Months Ended March 31, 2003 and March 31, 2002.

Net Interest Income

Total interest income for the nine months ended March 31, 2003 was $94,448,000, a 0.9% decrease from $95,262,000 for the nine months ended March 31, 2002. The slight decrease was due to a greater decrease in interest earned on federal funds sold and taxable securities offset by the increase in interest earned on loans for the current period when compared to the same period a year ago.

Average interest-earning assets were $1,900,062,000 for the nine months ended March 31, 2003 and $1,667,816,000 for the nine months ended March 31, 2002, representing a 13.9% increase.  This increase is primarily due to acquisitions and internal loan growth.

Total interest expense for the nine months ended March 31, 2003 was $37,062,000, a 20.5% decrease from $46,588,000 for the nine months ended March 31, 2002. The decrease was primarily the result of lower interest rates paid for interest bearing deposits during fiscal 2003 when compared to the same period a year ago.

Average interest-bearing liabilities were $1,669,241,000 and $1,519,131,000 for the nine months ended March 31, 2003 and March 31, 2002.

Average interest-bearing liabilities increased between these periods $150,110,000 or 9.9%. This increase is primarily due to acquisitions and an increase in average interest-bearing deposits when compared to the same period for fiscal year 2002.

Net interest income was $57,386,000 for the nine months ended March 31, 2003, compared to $48,674,000 for the same period in 2002, an increase of 17.9%. The Company’s net interest margin increased to 4.0% for the nine months ended March 31, 2003 from 3.9% for the nine months ended March 31, 2002. The increase in the net interest margin was caused by a $9,526,000 decrease in interest expense when compared to an $814,000 decrease in interest income over the same period one year ago.

Provision for Loan Losses

The provision for loan losses for the nine months ended March 31, 2003, was $3,386,000, compared to $4,966,000 for the nine months ended March 31, 2002.  The decrease was due to a decline in estimated loan losses for the current period.

Noninterest Income

Noninterest income for the nine months ended March 31, 2003 was $22,502,000, an increase of $6,269,000, or 38.6%, over the same period last fiscal year. The increase resulted primarily from a $2,421,000 increase in net gains from sale of loans, a $2,282,000 increase in service charges and other fees and a $1,211,000 increase in net gains from sale of other real estate owned and other assets.

Noninterest Expense

Noninterest expense for the nine months ended March 31, 2003 was $55,444,000, an increase of $11,508,000, or 26.2%, over the same period last fiscal year.  The increase resulted primarily from a $4,378,000 increase in amortization and valuation adjustment of mortgage servicing rights, a $3,502,000 increase in salaries and employee benefits, and a $1,075,000 increase in advertising expenses.

Amortization and valuation adjustment of mortgage servicing rights increased $4,378,000 to $9,267,000 for the nine months ended March 31, 2003 from $4,889,000 for the nine months ended March 31, 2002.  The increase is due to accelerated amortization and valuation adjustments of mortgage servicing rights for the nine months ended March 31, 2003 when compared to the same period a year ago, attributable to the declining interest rate environment in the current period.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Income Taxes

Income taxes for the nine months ended March 31, 2003 and March 31, 2002 were $7,874,000 and $5,533,000. The increase is due to a 31.6%, $5,053,000, increase in pretax income. The effective tax rates for the periods were 37.4% and 34.6%.  These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

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

There has not been a material change in the interest rate sensitivity of the Company during the nine months ended March 31, 2003.

ITEM 4:	CONTROLS AND PROCEDURES

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

See Part 1, Item 2 “Financial Condition, Liquidity and Capital Resources” regarding the Company issuing 10,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities of Spectrum Capital Trust III on October 29, 2002 through a private placement, and incorporated herein by reference.

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

The Company filed a current report on Form 8-K (Item 4) during the quarter ended March 31, 2003.  The Form 8-K was filed on March 3, 2003, and reported the Audit Committee of the Board of Directors of Spectrum Bancorporation, Inc., notified McGladrey & Pullen, LLP that they were dismissed as the Company’s independent auditor, effective February 27, 2003.  The report included a letter from McGladrey & Pullen, LLP regarding its concurrence with a Spectrum Bancorporation, Inc. statement regarding change of accountants.

The Company filed a current report on Form 8-K (Item 4) subsequent to the quarter ended March 31, 2003.  The Form 8-K was filed on April 1, 2003, and reported the Audit Committee of the Board of Directors of Spectrum Bancorporation, Inc, engaged BKD, LLP, as its new auditor and BKD, LLP accepted such appointment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BANCORPORATION, INC.

Date: May 9, 2003	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief Executive Officer (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: May 9, 2003	By:	/s/ James R. Clark
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

Date:	May 9, 2003	/s/ Deryl F. Hamann
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

Date:	May 9, 2003	/s/ James R. Clarks
James R. Clark
Chief Financial Officer