Form 10-K
period 2003-06-30
GREAT WESTERN BANCORPORATION INC
filed 2003-09-18
CIK 1088381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-15215

GREAT WESTERN BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Iowa	42 0867112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10834 Old Mill Road, Suite One, Omaha, NE 68154-2648
(Address of principal executive offices) (Zip Code)

(402) 333-8330
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
10.00% Cumulative Trust Preferred Securities of GWB Capital Trust I	American Stock Exchange
9.75% Cumulative Trust Preferred Securities of GWB Capital Trust II	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES  ☒       NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

All voting and non-voting common equity is held by affiliates of the registrant.

At September 18, 2003, there were 124,952 shares of registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements can include words such as “may”, “believe”, “will”, “anticipated”, “estimated”,  “projected”, “could”, “should”, “plan” or similar expressions.  Forward-looking statements are based on management’s current expectations.  Factors that might cause future results to differ from management’s expectations include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, changes in accounting policies or guidelines, changes in the quality or composition of Great Western’s loans and investment portfolios, technology changes and competitive pressures in the geographic and business areas where Great Western conducts its operations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning Great Western and its business, including other factors that could materially affect Great Western’s financial results, is included in Great Western’s filings with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

THE COMPANY

Great Western Bancorporation, Inc., (“Great Western”), formerly Spectrum Bancorporation, Inc., a multi-bank holding company, offers full service community banking through 16 banking locations in Nebraska, 21 banking locations in South Dakota, 23 banking locations in southern Iowa, two banking locations in northern Missouri and one banking location in northeastern Kansas.  Its Chairman, Deryl F. Hamann, acquired Great Western (formerly Spectrum) in 1971; at that time it had a single bank charter in Leon, Iowa with two locations.   In 1974, Mr. Hamann acquired the parent company of Great Western Bank, Watertown, South Dakota (formerly F&M Bank); the parent was merged into Great Western on May 31, 1999.  Citizens Corporation, an affiliated bank holding company with six Iowa banking locations, was merged into Great Western on August 7, 2000.  On March 23, 2001, Great Western Securities, Inc., the parent company of Great Western Bank, Omaha, Nebraska, was merged into Great Western.  Acquisitions of other banks and savings institutions have been made by each of the holding companies on both strategic and opportunistic bases.  Expansion also occurred through acquisition of offices of other financial institutions and de novo branching.   See “Mergers and Acquisitions” for additional information.

THE BANKS

Great Western has three direct subsidiaries:  Great Western Bank, Omaha, Nebraska; Great Western Bank, Watertown, South Dakota (formerly F & M Bank, Watertown, South Dakota; and Rushmore Bank & Trust, Rapid City, South Dakota); and Great Western Bank, Clive, Iowa (formerly Citizens Bank, Mt Ayr, Iowa; Citizens Bank of Princeton, Princeton, Missouri; and Citizens Bank, Clive, Iowa).  See “Mergers and Acquisitions” for additional information.  Each subsidiary bank is chartered by the state banking authorities of the state in which its headquarters is located.  See “Supervision and Regulation.”

The following table sets forth information regarding Great Western’s banks as of June 30, 2003:

	Common Stock Ownership	Assets	Net Loans	Deposits
	(dollars in thousands)
Great Western Bank, Watertown	96.1%	$876,465	$654,122	$727,004
Great Western Bank, Omaha	100.0%	828,326	611,228	683,906
Great Western Bank, Clive	100.0%	404,738	334,368	329,956

GREAT WESTERN SERVICE CORPORATION

Subsidiary banks (excluding Great Western Bank, Omaha) own 100% of Great Western Service Corporation (formerly Spectrum Banc Service Corporation), which provides data processing and related services to its bank owners.  See “Mergers and Acquisitions” for additional information.

STRATEGIES

Growth.  Great Western intends to grow within its existing markets, to branch into or acquire financial institutions in existing markets, and to branch into or acquire financial institutions in other markets consistent with its capital requirements and management abilities.

Great Western seeks opportunities to acquire banks at acceptable prices.  Great Western’s operating strategy is to provide high quality community banking services to its customers and increase market share through solicitation of new business, repeat business and referrals from customers, and selected promotional strategies.

Branch Activity.  On December 13, 2002, Great Western Bank, Omaha acquired Peoples Bank, Overland Park, Kansas.  Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits.  Peoples Bank has one location, which at closing became a branch of Great Western Bank, Omaha.  On August 15, 2003, Great Western Bank, Clive opened a new branch in Bedford, Iowa. Should Great Western be unable to acquire existing banks or other financial institutions at acceptable prices, it will continue to seek expansion through new branches or possibly by chartering new banks.

LENDING ACTIVITIES

Great Western provides a broad range of commercial and retail lending services.    Each of Great Western’s subsidiary banks has a written credit policy that addresses the needs of its market.  All of the credit policies contain underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters.

Great Western is able to facilitate substantial credit requests through the purchase and sale of participations among its subsidiary banks, as well as unaffiliated banks or other financial institutions.    As of June 30, 2003, approximately 85% of all loans and leases were to customers within Great Western’s market area.

Real Estate Loans. These include various types of loans for which Great Western’s banks hold real property as collateral.  The risks of real estate loans include the borrower’s inability to pay and deterioration in value of the real estate collateral.  Real estate loans include primarily one to four family residences and one to four family residences under construction.   Construction loans for one to four family residences are primarily made to builders that construct the residences.  The construction loans typically have maturities of 6 to 12 months, have rates that are adjustable daily and are subject to origination fees.  Terms for one to four family residences that are not construction loans primarily have maturities between 5 to 10 years and have rates fixed for a year or more.

Commercial and Agricultural Loans. These consist primarily of secured loans to businesses for various purposes, including revolving lines of credit, agricultural operating lines, term loans and equipment financing.  Equipment, accounts receivable, inventory, business assets, agricultural assets or commercial real estate secure the loans.  Revolving lines and agricultural operating lines, in most cases mature in one year and are secured by accounts receivable, inventory, business assets or agricultural assets.  Loans to purchase equipment including farm equipment usually have maturities between three and six years and have fixed rates of interest for one year or more.  Commercial real estate loans typically have maturities between three and 10 years with fixed rates of interest for at least one year.  Loans to build commercial buildings usually have maturities between one and two years and have adjustable rates of interest.

Loans to Individuals. Loans to individuals, which are not secured by real estate, generally have maturities of two to six years and bear fixed interest rates.  These loans are generally secured by motor vehicles, investment securities, or other personal assets and in some instances are unsecured.

Great Western Bank, Clive has regional local loan committees that meet at least weekly, subject to loan volume.  Great Western Bank, Omaha has a senior loan committee and loan committee that meet weekly.  Great Western Bank, Watertown has regional loan committee meetings bi-weekly and an Executive Board Committee that meets as required by loan volume.

Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount and extent of other banking relationships maintained with customers and are further subject to competitive pressures, money market rates, availability of funds and government regulations.

Great Western’s banks issue letters of credit.  See Note 18 to Consolidated Financial Statements.  Great Western’s banks apply the same credit standards to those commitments as they use in direct lending activities and have included these commitments in their lending risk evaluations.  Great Western’s exposure to credit loss under letters of credit is represented by the amount of those commitments.

Under applicable federal and state law, permissible loans to one borrower after June 30, 2003, were limited to $11,752,368 for Great Western Bank, Watertown, South Dakota;  $10,630,846 for Great Western Bank, Omaha, Nebraska; and $6,886,446 for Great Western Bank, Clive, Iowa.  Certain exceptions, depending on the laws of the applicable state, increase the loan limit to one borrower for loans secured by readily marketable securities and certain readily marketable agricultural assets.

COMPETITION

The banking and financial services industry is highly competitive and undergoing rapid consolidation.  Within the market area of Great Western’s banks, numerous commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, investment firms and private lenders compete with the banks for deposits and loans.  Many of these competitors have significantly greater resources than Great Western, including higher lending limits and more extensive financial, technical and marketing resources.

The Financial Modernization Act, also known as the Gramm-Leach-Bliley Act, enacted in November 1999, affects competition between financial institutions.  This act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements—defined as financial holding companies—to engage in a broader range of services and to compete more efficiently in existing business lines.  The Gramm-Leach-Bliley Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  As of August 31, 2003, Great Western had not elected to convert to a financial holding company, but reserves this right under the new rule.

EMPLOYEES

As of August 31, 2003, Great Western had approximately 735 full-time equivalent employees.  Management considers its relationship with its employees to be good.

SUPERVISION AND REGULATION

Great Western and its subsidiary banks are extensively regulated under federal and state laws.  These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not securities holders of Great Western.  The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of Great Western and its banks.  Great Western is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

Recent regulatory developments.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country.  The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  Most specific changes are to take effect October 1, 2003.  At this time, the provisions of the USA PATRIOT Act will not have a material impact on the business of Great Western and its subsidiaries.

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which mandated a variety of reforms intended to address corporate and accounting fraud.  The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which will enforce auditing, quality control and independence standards for firms that audit SEC reporting companies and will be funded by fees from all SEC reporting companies.  The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically.  The Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, counsel will be required to report specific violations, directors and executive officers must report most changes in their ownership of a company’s securities and executives will have restrictions on trading, and loans. The Act also increases the oversight and authority of audit committees of publicly traded companies.  Although Great Western anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on Great Western’s financial condition or results of operation.  Certain provisions of the Act were effective immediately upon passage or at various times in fiscal 2003.  Other provisions of the Act will be effective through fiscal 2004 and after.

GREAT WESTERN

General.  Great Western is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to regulation, supervision and examination by the Federal Reserve.  Great Western is required to file an annual report and other reports as the Federal Reserve now requires or may require.

Acquisitions.  As a bank holding company, Great Western is required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company.  The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public.  The Federal Reserve also considers managerial, capital and other financial factors in acting on acquisition or merger applications.

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

Capital Adequacy.  The Federal Reserve monitors the regulatory capital adequacy of bank holding companies.  As discussed below, Great Western’s banks are also subject to the regulatory capital adequacy requirements of the FDIC and Nebraska, South Dakota, and Iowa regulations, as applicable.  The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate the regulatory capital adequacy of Great Western.

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis.  Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base.  Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight.  For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of core and supplementary capital elements, with supplementary capital being limited to 100% of core capital.  For bank holding companies, core capital, also known as Tier I capital, generally includes common stockholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries less the unamortized balance of intangible assets.  No more than 25% of core capital may be comprised of cumulative preferred stock including the Trust Preferred Securities of its subsidiaries.  Supplementary capital, also known as Tier II capital, generally includes certain forms of perpetual preferred stock and cumulative preferred stock not included in core capital, as well as maturing capital instruments, and the allowance for loan losses limited to 1.25% of risk-weighted assets.  The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of core capital.

At June 30, 2003, Great Western’s Tier I capital was $115,058,000.

In addition to the risk-based capital guidelines, the Federal Reserve and the FDIC use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies.  The leverage ratio is defined to be a company’s core capital divided by its average tangible assets for the preceding quarter.  Based upon the current capital status of Great Western, the applicable minimum required leverage ratio is 4%.

The table below presents Great Western’s applicable regulatory capital ratios at June 30, 2003:

Ratio	Actual	Minimum Required

Tier I Capital to Average Assets	5.55%	4.00%
Tier I Capital to Risk-Weighted Assets	6.76%	4.00%
Total Capital to Risk-Weighted Assets	11.19%	8.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Great Western’s capital ratios were above the minimum required as of June 30, 2003.

THE BANKS

General.  Great Western owns three banks:  Great Western Bank, Omaha, Nebraska, a Nebraska banking corporation with 15 banking locations; Great Western Bank, Watertown, South Dakota, a South Dakota banking corporation with 23 banking locations; and Great Western Bank, Clive, Iowa an Iowa corporation with 25 banking locations.  The FDIC insures the deposits of each bank and the banks are subject to supervision and regulation by the FDIC.  In addition, Great Western Bank, Omaha is regulated by the Nebraska Department of Banking and Finance; the South Dakota Division of Banking regulates Great Western Bank, Watertown; and the Iowa Division of Banking regulates Great Western Bank, Clive.

Permissible Activities.  No state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to its Bank Insurance Fund.  None of Great Western’s banks is presently involved in the types of activities covered by this limitation.  Under the Financial Modernization Act and rules adopted pursuant thereto, banks may create financial subsidiaries to engage in activities that are “financial in nature.”  None of Great Western’s bank subsidiaries have elected to do so, but may do so in the future.

Community Reinvestment Act.  Enacted in 1977, the federal Community Reinvestment Act  (“CRA”) has become important to financial institutions, including their holding companies.  This allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under CRA. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves.  The applicable federal regulators regularly conduct examinations to assess the performance of financial institutions. During their most recent examinations, ratings of satisfactory were received by each of Great Western’s banks.  As a result, management believes that the banks’ performance under CRA will not impede regulatory approvals of any proposed acquisitions or branches.

Dividend Restrictions.  Dividends paid by Great Western’s banks provide substantially all of the operating and investing cash flow of Great Western.  Great Western’s banks are subject to legal limitations on the frequency and amount of dividends that may be paid to Great Western.  Under South Dakota and Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year to date combined with its retained net profits for the preceding two years.  Under Iowa law, a bank may declare and pay dividends only out of undivided profits and only if not restricted by the principal regulator.  The Iowa principal regulator requires that Iowa state banks maintain an adjusted equity capital ratio of not less than 6.5% of adjusted assets plus a fully funded allowance for loan losses unless the principal regulator approves a lower ratio.  An Iowa state bank operating below the minimum requirement would be subject to immediate dividend restriction; a request for immediate capital injection and/or a possible cease and desist order.  Great Western Bank, Clive has committed to maintain a ratio for Tier I capital to average assets of not less than 8 percent until August 1st, 2004, due to the fact that the bank relocated its principal place of business from Carlisle, Iowa, to Clive, Iowa. The Nebraska principal regulator requires a total capital to asset ratio of 6%, excluding intangibles other than purchased mortgage servicing rights.  At least 5.5% must be primary capital, which includes all equity capital accounts plus allowances for loan and lease losses.   In addition, either the applicable state banking regulator or the FDIC has the power to prohibit Great Western’s banks from paying dividends if such payments would constitute unsafe or unsound banking practices or cause the bank to be undercapitalized.

Examinations.  The FDIC examines Great Western’s banks from time to time.  Based upon an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of Great Western’s assets.  The state bank regulators also conduct examinations of state-chartered banks.  State bank regulators may accept the results of a federal examination in lieu of conducting an independent examination.  South Dakota, Iowa and Nebraska regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

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

The FDIC leverage guidelines require that state banks maintain core capital of no less than 3% and up to 5% of total tangible assets.  The applicable guideline for Great Western’s banks is estimated to be 4%. Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The table below presents the regulatory capital ratios of the Great Western banks at June 30, 2003:

Ratio	Great Western Bank, Watertown	Great Western Bank, Omaha	Great Western Bank, Clive	Minimum Required
Tier I capital to average assets	8.33%	7.70%	8.55%	4.00%
Tier I capital to risk-weighted assets	10.44%	9.10%	10.36%	4.00%
Total capital to risk-weighted assets	11.62%	10.30%	11.61%	8.00%

Banking regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%.  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, and a Tier I leverage capital ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a Tier I risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%.  Under these regulations, as of June 30, 2003, the Great Western banks were well capitalized.

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

As an institution’s capital decreases, the powers of the federal regulators become greater. An undercapitalized or severely undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions.  The regulators have limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

Real Estate Lending Evaluations.  The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate.  Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations.  The regulations establish loan to value ratio limitations on real estate loans.  Great Western’s banks loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Interstate Banking Legislation.  Federal legislation effective September 1995, eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies.  This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority after June 1, 1997; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.  In August 2001, each of Great Western’s subsidiary banks executed an agency agreement appointing each of the other subsidiary banks as its agent to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations to the full extent permitted by applicable law and regulation.

Financial Modernization Act (Gramm-Leach-Bliley Act).  Banks that elect to create “financial subsidiaries” may engage in activities that are financial in nature, including:

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

None of Great Western’s bank subsidiaries have elected to create financial subsidiaries.

CHANGING REGULATORY STRUCTURE

The laws and regulations affecting banks and bank holding companies are in a state of flux.  The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future.  It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies.  The Federal Reserve, the Comptroller of the Currency and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies.  These agencies can assess civil money penalties. Other laws such as the Sarbanes-Oxley Act of 2002 have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.  In addition, the South Dakota Division of Banking, Iowa Division of Banking and Nebraska Department of Banking and Finance, possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

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

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.  The nature of future monetary policies and the effect of these policies on the business and earnings of Great Western and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES

The offices of Great Western are located in a leased one-story building located at 10834 Old Mill Road, Suite One, Omaha, Nebraska 68154.  Great Western, through its subsidiaries, currently operates 63 banking offices.

At June 30, 2003, Great Western, through its subsidiaries, owned the buildings for 49 of its branch offices and leased the remaining 14 offices.  With only one exception, a branch of Great Western Bank, Clive being leased from Great Western, all leased properties are leased from unaffiliated third parties.  We believe each of our facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business.  Management of Great Western believes there is no proceeding threatened or pending against Great Western or its subsidiary banks, which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of Great Western.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders.  There is no established public trading market for any class of common equity of Great Western Bancorporation, Inc. or any of its subsidiaries.

As of August 31, 2003, there were 124,952 shares of common stock issued and outstanding that were held by 23 shareholders of record.

Common stock dividends declared for fiscal year 2003 totaled $751,000, or $6.00 per common share, compared to $751,000 or $6.00 per common share in fiscal year 2002.    In 2001 dividends of $1,493,000, or $18.01 per common share were declared.  The 2001 dividend included $1,200,000 in the form of a note payable.  For information regarding the payment of future dividends and any possible restrictions see “Dividend Restrictions” under Item 1.

Frequency (quarterly) and amount of cash dividends per common share declared were as follows:

	Year ended June 30, 2003
	First	Second	Third	Fourth
Cash dividends declared	1.50	1.50	1.50	1.50

	Year ended June 30, 2002
	First	Second	Third	Fourth
Cash dividends declared	1.50	1.50	1.50	1.50

On March 23, 2001, Great Western issued 46,319 shares of its common stock and 100,000 shares of its Series 3 variable rate nonvoting, noncumulative perpetual preferred stock in the merger of Great Western Securities, Inc. into Great Western.  Such shares of common stock were issued to existing stockholders of Great Western who were holders of one-half of the outstanding shares of common stock of Great Western Securities, Inc.  Such shares of preferred stock were issued to Jack K. Harvey, holder of all of the outstanding preferred stock and one-half of the outstanding shares of the common stock of Great Western Securities, Inc.  No underwriters were involved in the transaction.  The issuance was made in a transaction exempt from the requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

On August 7, 2000 Great Western issued 7,584 shares of its common stock in exchange for all outstanding common stock of Citizens Corporation (“Citizens”) and assumption of $1,200,000 Capital Notes to existing Great Western stockholders.  Citizens’ subsidiary, Citizens Bank, Mt Ayr, Iowa was merged into Great Western’s subsidiary, Great Western Bank, Clive.   No cash proceeds were generated from the issuance.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Great Western for each of the years in the five-year period ended June 30, 2003.  The data set forth below includes the accounts of Iowa State Bank, Hamburg, Iowa and United National Bank of Iowa, Sidney, Iowa from August 1, 2000, the effective date of acquisition of those banking subsidiaries of Hamburg Financial, Inc., the accounts of Great Western Bank, Omaha, Nebraska from March 23, 2001, the effective date of acquisition of that banking subsidiary of Great Western Securities, the accounts of Founders Trust National Bank, Sioux Falls, South Dakota (“Founders”) from March 31, 2001, the date of acquisition of  Founders, the accounts of First Western Bank, N.A., Atkinson, Nebraska  (“First Western”) and Marquette Bank Nebraska, N.A., O’Neill, Nebraska  (“Marquette”) from February 28, 2002, the date of acquisition of First Western and Marquette and the accounts of Peoples Bank, Overland Park, Kansas (“Peoples”) from December 13, 2002, the date of acquisition of Peoples. The completed acquisitions were accounted for under the purchase method of accounting.

The following table should be read in conjunction with the consolidated financial statements of Great Western and the notes thereto appearing elsewhere in this report and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The merger of Great Western and Citizens Corporation on August 7, 2000 has been accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the consolidated financial statements prior to the combination have been restated to include the accounts and results of operations of Great Western and Citizens Corporation.  See “Certain Relationships and Related Party Transactions.” The selected consolidated financial data below takes into account this restatement.

	At or for the year ended June 30,
	2003		2002		2001		2000		1999
	(dollars in thousands, except per common share data)
Consolidated statements of income:
Interest income	$125,070		$127,915		$91,669		$61,363		$51,709
Interest expense	48,205		60,181		51,825		31,515		25,548
Net interest income	76,865		67,734		39,844		29,848		26,161
Provision for loan losses	4,371		6,067		2,618		2,036		1,563
Other income	31,354		21,897		11,467		7,233		6,662
Other expenses	77,460		62,318		33,831		21,057		18,621
Income taxes	9,839		7,393		4,922		4,440		4,089

Minority interest in earnings of subsidiaries	618		636		522		404		357

Net income	15,931		13,217		9,418		9,144		8,193
Per common share data:
Basic earnings per share	$121.61		$98.36		$101.16		$113.62		$101.42
Dividends	6.00		6.00		18.01		12.45		11.49
Tangible book value per share(1)	523.18		393.63		306.56		483.05		472.29

Consolidated balance sheets:

Assets	$2,148,069		$2,012,157		$1,782,122		$850,776		$684,236
Loans, net of unearned income(2)	1,621,212		1,496,200		1,303,049		634,757		522,800
Allowance for loan losses	21,251		20,344		18,955		8,197		6,838
Deposits	1,735,030		1,635,967		1,421,090		691,535		569,971
Long term notes payable	140,175		123,157		116,646		50,932		41,116
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	58,000		48,000		48,000		20,400		—
Nonperforming assets	14,667		19,960		21,164		9,567		7,854
Stockholders’ equity	126,374		110,163		96,926		47,822		41,768

Key ratios:
Net interest margin(3)	4.06%		4.01%		3.79%		4.21%		4.34%
Return on average assets	0.76		0.71		0.82		1.19		1.25
Return on average stockholders’ equity	13.45		12.76		14.53		19.67		20.47
Nonperforming loans to loans, net of unearned income	0.77		1.17		1.53		1.49		1.48
Net loans charged-off to average loans, net of unearned income	0.22		0.41		0.27		0.10		0.21
Dividend payout ratio	4.93		6.10		17.80		10.96		11.33
Allowance for loan losses to loans, net of unearned income	1.31		1.36		1.45		1.29		1.31
Allowance for loan losses to nonperforming loans	170.57		116.49		94.85		86.70		88.37
Tier I risk-based capital	6.76		6.21		6.06		9.80		8.10
Total risk-based capital	11.19		10.56		11.17		11.60		9.30
Tier I leverage ratio	5.55		5.00		4.88		7.20		6.40
Stockholders’ equity to assets	5.88		5.47		5.44		5.62		6.10

Ratio of earnings to fixed charges(4):
Including interest on deposits	1.51	x	1.32	x	1.28	x	1.43	x	1.48	x
Excluding interest on deposits	2.86	x	2.33	x	2.50	x	3.32	x	4.29	x

(1)  Stockholders’ equity less preferred stock less goodwill and core deposit and other intangibles, divided by period end shares of common stock outstanding.

(2)  Before allowance for loan losses.

(3)  On a tax equivalent basis.

(4)  The ratio of earnings to combined fixed charges and preference security dividends is computed by dividing (x) the sum of income before income taxes and fixed charges by (y) fixed charges and dividends on Great Western’s series 1, 2 and 3 preferred stock.  Fixed charges consist of interest on borrowings, amortization of debt issuance expense, and implicit interest on leases.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management’s discussion and analysis of the financial condition and results of the operation of Great Western.  It is intended to explain certain financial information regarding Great Western and should be read in conjunction with the Consolidated Financial Statements, related Notes, and the Five Year Summary of Selected Financial Data included in this report.

Great Western Bancorporation, Inc., is a multi-bank holding company, with locations in Nebraska, South Dakota, southern Iowa, northern Missouri and northeastern Kansas.  To serve its customers, Great Western’s banks conduct community banking operations through their branch networks.  Operations focus on offering deposits, making loans and providing customers with a full array of financial products and a high level of customer service.  In addition to these services, Great Western’s banks provide insurance, securities brokerage and other retail financial services.

CRITICAL ACCOUNTING POLICIES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosures included within this Form 10-K Annual Report, are based on Great Western’s audited consolidated financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses, and a valuation of mortgage servicing rights and intangibles.  Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances.  These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  Great Western’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” under “Nature of Operations and Summary of Significant Accounting Policies”.  Three of Great Western’s more critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements; these are related to the allowance for loan losses, mortgage servicing rights and intangibles.

Provision and allowance for loan losses.                          The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.   Great Western has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits.  On a quarterly or more frequent basis, management reviews the appropriate level for the allowance for loan losses.  This review and analysis is based on:

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

•                  Collateral values

•                  Volume, composition, and growth of the loan portfolio

•                  Specific credits and industry conditions

•                  Results of bank regulatory and internal credit exams

•                  Actions by the Federal Reserve Board

•                  Existence and effects of concentrations of credit

•                  Delay in receipt of information to evaluate loans or confirm existing credit deterioration

To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Mortgage servicing rights.  Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and then amortized in proportion to, and proportionately over the period of estimated future net servicing income based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights.  Projected net servicing income is determined on the basis of the future balances of loans after scheduled loan amortization and estimated prepayments.  An independent outside company estimates for Great Western future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current rate levels, market forecasts and other economic conditions.

Great Western reports mortgage servicing rights at the lower of amortized cost or fair value.  The carrying value of mortgage servicing rights is adjusted by estimated impairment losses.  The fair value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates and prepayment speeds.  Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement.  Loan types include fixed-rate, balloon, government, conventional and adjustable-rate mortgage loans. See Note 8 to the Consolidated Financial Statements. Impairment losses are recognized in the following manner:

1.                                       The mortgage servicing assets are stratified based on predominant risk characteristics.

2.                                       Impairment losses are recorded as reductions in the carrying value of the asset through a valuation allowance for each individual stratum with a corresponding increase to amortization expense.  The amount of impairment equals the carrying amount for a particular stratum minus its fair market value.

3.                                       The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment, based on market conditions.

Intangibles.    Intangible assets consist of goodwill, core deposit intangibles, an unidentifiable intangible asset (related to a branch acquisition), and client listing and franchise costs.  Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposit intangible represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions.  The unidentifiable intangible asset represents the excess of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution. This unidentifiable asset was reclassified to goodwill on July 1, 2002 in applying SFAS 147. Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

Goodwill is tested for impairment at least annually.  Other intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset is not recoverable.

MERGERS AND ACQUISITIONS

On March 27, 1998, Great Western Bancorporation, Inc. (“Great Western”) acquired all of the outstanding shares of First Savings & Loan Association of South Dakota, Inc., Aberdeen, South Dakota.  First Savings was merged into Great Western Bank, Watertown (formerly F&M Bank), a subsidiary bank of Great Western.  Assets of $16,999,000, loans, net of unearned fees of $14,016,000 and deposits of $14,085,000 were acquired in connection with the merger.

On May 31, 1999, Decatur Corporation became the surviving corporation in a merger of its affiliated bank holding companies, Spectrum Bancorporation, Inc. and Rushmore Financial Services, Inc.  Decatur then changed its name to Spectrum Bancorporation, Inc. but retained its Iowa charter to facilitate acquisitions within that state.  The merger has been accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the consolidated financial statements prior to the combination have been restated to include the accounts and results of operations of Spectrum Bancorporation, Inc.  On May 29, 2003, Spectrum Bancorporation, Inc. was renamed Great Western Bancorporation, Inc.

On January 14, 2000, Great Western chartered Citizens Bank, Carlisle, Iowa (now known as Great Western Bank, Clive), which purchased certain assets and assumed certain deposits of the failed Hartford-Carlisle Savings Bank.  In addition to the main office in Carlisle, the bank acquired facilities in Hartford and Runnells, Iowa.  On December 26, 2000, the bank moved its main office from Carlisle to Clive, Iowa, a suburb of Des Moines.  In August 2002, the bank closed the Hartford office.  Liquid assets of $4,800,000; loans, net of unearned fees of $34,539,000, and deposits of $70,465,000 were acquired in connection with the purchase and assumption.  Great Western owned 95.24% of the stock of this bank.  The newly chartered state bank was capitalized with $10,500,000 in capital; the purchase included a $5,500,000 premium paid to the FDIC.  The acquisition was accounted for in a manner similar to a purchase and the deposit premium was allocated to unidentifiable intangible asset. This unidentifiable asset was reclassified to goodwill on July 1, 2002 in applying SFAS 147. A major reason for this acquisition was the proximity of this bank’s offices to the Des Moines market, and the ability to branch.

On July 13, 2000, Great Western’s subsidiary, Great Western Bank, Clive (successor by merger to Citizens Bank, Mt. Ayr) purchased the assets and assumed the liabilities of the branch of Commercial Federal Bank, FSB located in Kellerton, Iowa.  A premium of approximately $175,000 was paid to acquire deposits of approximately $3,300,000.

As of August 7, 2000, Great Western acquired all of the outstanding shares of Hamburg Financial, Inc. (“HFI”), an unaffiliated holding company that owned two banks in southwestern Iowa.  Great Western paid $8,730,995 in cash which included a premium of $2,236,123 to acquire HFI and its subsidiaries; Thurman State Corporation, a second-tier holding company which owned the United National Bank of Iowa, headquartered in Sidney, Iowa; and Iowa State Bank, headquartered in Hamburg, Iowa.  Deposits of $56,196,000 and loans of $48,989,000 were acquired.  The transaction was accounted for as a purchase.  HFI and Thurman State Corporation were merged into Great Western.  HFI’s bank subsidiaries were merged into Great Western’s subsidiary bank, Great Western Bank, Clive (successor by merger to Citizens Bank, Mt. Ayr).

                On August 7, 2000, Great Western acquired all of the outstanding shares of Citizens Corporation (“Citizens”), an affiliated one-bank holding company that owned Citizens Bank, Chariton, Iowa.  Great Western exchanged 7,584 newly issued shares of common stock for all 4,628 outstanding shares of Citizens, and assumed a $1,200,000, 10.00% capital note payable. Citizens Bank, Chariton, Iowa was merged into Great Western’s subsidiary, Citizens Bank, Mt Ayr (which later was merged into Great Western Bank, Clive).  Deposits of $60,382,514 and loans of $52,472,988 were acquired.  Since the entities were under common control, the merger has been accounted for at historical cost in a manner similar to pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of both entities.

On March 23, 2001, Great Western acquired Great Western Securities (“GWS”) for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, non-cumulative perpetual preferred stock.  The common stock was issued to existing shareholders in Great Western for their 50% interest in GWS.  The remaining portion was purchased from an unrelated party.  The acquisition has been accounted for as a purchase and results of operation of GWS since the date of acquisition are included in the consolidated financial statements.  Deposits of $507,207,856 and loans of $511,415,557 were acquired.  The net assets previously attributed to the ownership of Great Western’s shareholders were recorded at predecessor cost, due to the shareholders’ continuing interests.  The remaining net assets were recorded at fair value.  As a result of the merger, a core deposit intangible of $6,775,000 was recognized and is being amortized over five years by an accelerated method.  In addition, the intangible cost in excess of net assets acquired, other than purchased mortgage servicing rights, has been allocated to goodwill.

Unaudited pro forma consolidated results of operations as though GWS had been acquired as of July 1, 2000 (in thousands except share data) are summarized below.

For the Year Ended June 30, 2001
Total interest income	$130,785
Net interest income	66,243
Net income	10,156
Basic earnings per common share	72.68
Weighted average shares outstanding	125,354

The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.

As of March 31, 2001, Great Western Bank, Watertown (formerly F&M Bank) acquired Founders Trust National Bank, Sioux Falls, South Dakota (“Founders”) for $2,501,000, subject to adjustment for certain contingencies.  At March 31, 2001 Founders had assets of $34,644,000, deposits of $31,588,000, net loans of $17,762,000 and stockholders’ equity of $2,183,000.  The acquisition has been accounted for as a purchase and results of operations of Founders after the date of acquisition are included in the consolidated financial statements.

As of February 28, 2002 Great Western Bank, Watertown (formerly F&M Bank) acquired by merger First Western Bank, N.A., Atkinson, Nebraska (“First Western”) and Marquette Bank Nebraska, N.A., O’Neill, Nebraska (“Marquette”) for $17,484,000.  At February 28, 2002 First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders’ equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western and Marquette after the date of acquisition are included in the consolidated financial statements.

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

On September 30, 2002, Great Western acquired 1,688 shares (4.8%) of the common stock of Great Western Bank, Clive (formerly Citizens Bank, Clive) for $673,288 in cash from a minority shareholder.  The transaction was accounted for as a purchase.

In October 2002, Great Western purchased a total of 24 shares of common stock of Great Western Bank, Watertown (formerly F & M Bank), from two minority shareholders for $90,765.  This transaction was accounted for as a purchase.

Great Western issued 10,000 shares, $1,000 par value, of company obligated mandatorily redeemable preferred securities of GWB Capital Trust III (formerly Spectrum Capital Trust III) on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  Great Western may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The securities will be redeemed thirty years from the issuance date; however, Great Western has the option to accelerate the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock.  The Preferred Securities rank equal in priority of payment to Great Western’s other two issues of Preferred Securities, GWB Capital Trust I and GWB Capital Trust II.

The sole asset of the trust is junior subordinated deferrable interest debentures issued by Great Western with interest and maturity provisions similar in term to the respective Preferred Securities.  The trust’s ability to pay amounts due on the Preferred Securities is solely dependent upon Great Western making payment on the related junior subordinated debentures.  Great Western’s obligation under the debentures and relevant trust agreement constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trust under the Preferred Securities.

The Preferred Securities are classified as debt in the accompanying consolidated financial statements.  For regulatory purposes the Preferred Securities qualify as elements of capital.  Proceeds from the issue were used for general corporate purposes.

On January 24, 2003, Great Western purchased from minority shareholders 180 shares of common stock and 1,800 shares of preferred stock in its subsidiary Great Western Bank, Rapid City (formerly Rushmore Bank & Trust), for $2,111,492.  This transaction was accounted for as a purchase.

On February 21, 2003, Citizens Bank, Mt Ayr, Iowa and Citizens Bank of Princeton, Princeton, Missouri merged with and into Citizens Bank, Clive, Iowa.  All three banks were 100.0% owned subsidiaries of Great Western.  In addition, on March 29, 2003, the surviving bank was renamed Great Western Bank (“Great Western Bank, Clive”).  Management of Great Western does not expect the merger to have a material effect on the business or earnings of Great Western. The merger was accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.

On March 3, 2003, Rushmore Bank and Trust, Rapid City, South Dakota and F & M Bank, Watertown, South Dakota were renamed Great Western Bank.

On March 17, 2003, Spectrum Banc Service Corporation was renamed Great Western Service Corporation.

On May 29, 2003, Spectrum Bancorporation, Inc. was renamed Great Western Bancorporation, Inc. (“Great Western”).  In addition, on May 29, 2003, Spectrum Capital Trust I and Spectrum Capital Trust II were renamed GWB Capital Trust I and GWB Capital Trust II, respectively.  Spectrum Capital Trust III was renamed GWB Capital Trust III on August 7, 2003.

In May 2003, Great Western Bank, Watertown (formerly F&M Bank) purchased a total of 40 shares of common stock of Great Western Bank, Watertown from minority shareholders for $155,412.  This transaction was accounted for as a purchase.

In May 2003, Great Western Bank, Watertown (formerly F&M Bank) sold a total of 200 shares of common stock of Great Western Bank, Watertown to a minority shareholder for $1,165,587.

On May 30, 2003, Great Western Bank, Rapid City, South Dakota merged with and into Great Western Bank, Watertown, South Dakota. Management of Great Western Bancorporation, Inc. does not expect the merger to have a material effect on the business or earnings of Great Western. The merger was accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger did require any restatement of financial statements on a consolidated basis.

RESULTS OF OPERATION

GENERAL

Net income for the year ended June 30, 2003 was $15,931,000, an increase of $2,714,000 when compared to net income of $13,217,000 for the year ended June 30, 2002.  The increase in net income was a result of net interest income after provision for loan losses increasing $10,827,000 and non interest income increasing $9,457,000; offset by an increase in non interest expense of $15,142,000 and an increase in the provision for income taxes of $2,446,000.  Net income for the year ended June 30, 2002 was $13,217,000, an increase of $3,799,000 when compared to net income of $9,418,000 for the year ended June 30, 2001.  The increase in net income was due primarily to the acquisition of Great Western Securities and its subsidiary, Great Western Bank, Omaha in the third quarter of fiscal 2001 and to Great Western’s internal growth.  The contribution of Great Western Bank, Omaha’s net income to the net income of Great Western was $7,369,000 in fiscal 2002 compared with $2,266,000 in fiscal 2001.

Great Western’s return on average assets was 0.76% for the year ended June 30, 2003 compared to 0.71% for the year ended June 30, 2002.  This increase is due to fiscal net income increasing 20.53% compared to an 11.83% increase in average assets. Great Western’s return on average assets was 0.71% for the year ended June 30, 2002 compared to 0.82% for the year ended June 30, 2001.  This decrease was due to average assets increasing 61.99% compared to fiscal net income increasing only 40.34% during 2002.

NET INTEREST INCOME

Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds.  Net interest income is the principal source of Great Western’s revenue.  Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

The following table presents the average balances of Great Western for each of the last three fiscal years and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable-equivalent basis, assuming a 35% tax rate for year ended June 30, 2003 and a 34% tax rate for years ended June 30, 2002 and 2001, and the average rates earned or paid on each major category.  This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

	Year Ended June 30,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees(1)(2)	$1,550,457	$109,877	7.09%	$1,368,931	$110,101	8.04%	$844,280	$77,622	9.19%
Investment securities:
Taxable	266,329	12,657	4.75%	254,493	15,256	5.99%	155,832	10,416	6.68%
Tax exempt (tax equivalent)	42,338	2,788	6.58%	27,545	1,956	7.10%	21,310	1,530	7.18%
Federal funds sold and other	57,083	724	1.27%	52,755	1,267	2.40%	44,796	2,621	5.85%
Total interest-earning assets	$1,916,207	$126,046	6.58%	$1,703,724	$128,580	7.55%	$1,066,218	$92,189	8.65%
Interest-bearing liabilities:
Demand, savings and money market deposits	$601,694	$6,318	1.05%	$522,953	$12,736	2.44%	$290,984	$8,520	2.93%
Time deposits	850,483	29,475	3.47%	794,661	33,884	4.26%	558,319	33,785	6.05%
Total interest- bearing deposits	1,452,177	35,793	2.46%	1,317,614	46,620	3.54%	849,303	42,305	4.98%
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	130,850	4,947	3.78%	140,218	5,866	4.18%	86,784	4,801	5.53%
Notes payable	46,200	2,397	5.19%	49,835	2,955	5.93%	21,474	1,909	8.89%
Company obligated mandatorily redeemable preferred securities	55,500	5,068	9.13%	48,000	4,740	9.88%	28,456	2,810	9.88%
Total interest-bearing liabilities	$1,684,727	$48,205	2.86%	$1,555,667	$60,181	3.87%	$986,017	$51,825	5.26%

Net interest income		$77,841			$68,399			$40,364
Interest rate spread(3)			3.72%			3.68%			3.39%
Net interest margin(4)			4.06%			4.01%			3.79%
Ratio of average interest-bearing liabilities to average interest-earning assets	87.92%			91.31%			92.48%

(1)     The data includes the accounts of Peoples Bank from December 28, 2002, the date of its acquisition, those of First Western and Marquette from February 28, 2002, the date of their acquisition, those of Founders from March 31, 2001, the date of its acquisition and those of Great Western Bank, Omaha from March 23, 2001.  The acquisitions were accounted for under the purchase method of accounting.

(2)     Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest Income/Expense columns.

(3)     The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)     The net interest margin is equal to net interest income (on a tax equivalent basis) divided by average interest-earning assets.

Net interest income, on a tax-equivalent basis, was $77,841,000 for the year ended June 30, 2003, an increase of $9,442,000 from $68,399,000 in 2002.  This increase resulted from an increase of $212,483,000 in average interest-earning assets to $1,916,207,000 for the year ended June 30, 2003, from $1,703,724,000 in 2002. The majority of the asset growth occurred in the loans and securities portfolios, both from acquisitions and internal growth.  Average loans increased $181,526,000 to $1,550,457,000 for the year ended June 30, 2003, from $1,368,931,000 in 2002.

Interest expense decreased $11,976,000 to $48,205,000 for the year ended June 30, 2003, from $60,181,000 in 2002.  The cost of interest-bearing liabilities for the year ended June 30, 2003,

was 2.86% compared to 3.87% in 2002.  When combined with noninterest-bearing deposits, the cost of funds was 2.51% for the year ended June 30, 2003, compared to 3.47% in 2002.  The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase decreased to $130,850,000 in 2003, a decrease of $9,368,000 from $140,218,000 in 2002.

As a result of these factors, net interest margin, on a tax-equivalent basis, increased to 4.06% for the year ended June 30, 2003, from 4.01% for the year ended June 30, 2002.

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

	2003 vs. 2002			2002 vs. 2001			2001 vs. 2000
	Increase (Decrease) Due to Changes In:			Increase (Decrease) Due to Changes In:			Increase (Decrease) Due to Changes In:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$13,685	$(13,909)	$(224)	$43,210	$(10,731)	$32,479	$25,423	$690	$26,113
Investment securities:
Taxable	683	(3,282)	(2,599)	6,009	(1,169)	4,840	3,324	(129)	3,195
Tax exempt (tax equivalent)	983	(151)	832	443	(17)	426	259	(38)	221
Federal funds sold and other	97	(640)	(543)	402	(1,756)	(1,354)	982	(130)	852
Total interest income	15,448	(17,982)	(2,534)	50,064	(13,673)	36,391	29,988	393	30,381

Interest-bearing liabilities:
Demand, savings and money market deposits	1,690	(8,108)	(6,418)	5,848	(1,632)	4,216	2,947	(216)	2,731
Time deposits	2,259	(6,668)	(4,409)	11,814	(11,715)	99	10,460	3,298	13,758
Total interest-bearing deposit expense	3,949	(14,776)	(10,827)	17,662	(13,347)	4,315	13,407	3,082	16,489
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	(376)	(543)	(919)	2,439	(1,374)	1,065	1,510	(366)	1,144
Notes payable	(206)	(352)	(558)	1,851	(805)	1,046	1,618	60	1,678
Company obligated mandatorily redeemable preferred securities	703	(375)	328	1,930	(0)	1,930	1,022	(23)	999
Total interest expense	4,070	(16,046)	(11,976)	23,882	(15,526)	8,356	17,557	2,753	20,310
Increase (decrease) in net interest income	$11,378	$(1,936)	$9,442	$26,182	$1,853	$28,035	$12,431	$(2,360)	$10,071

PROVISION FOR LOAN LOSSES

The amount of the provision for loan losses is based on a quarterly or a more frequent evaluation of the loan portfolio, especially non-performing and other potential problem loans.  During these evaluations, consideration is given to such factors as: management’s evaluation of specific loans; the level and composition of non-performing loans; historical loss experience; results of examinations by regulatory agencies; expectations of current economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors.  In addition, the chief credit officer of Great Western, assisted by personnel of affiliated banks and an unaffiliated company performs loan review services on a periodic basis.

The provision for loan losses for the year ended June 30, 2003, was $4,371,000 compared to $6,067,000 for the year ended June 30, 2002.  This represents a decrease of $1,696,000, or 27.95%.  This decrease is due to management assessing less risk in the loan portfolio.  See “ Non-performing Loans” and “ Allowance for Loan Losses”.  The provision for loan losses for the year ended June 30, 2002 increased $3,449,000 when compared to $2,618,000 for year ended June 30, 2001.  This increase was due to increases in net charge-offs and acquisitions.

OTHER INCOME

The following table presents Great Western’s other income for the indicated periods.

	Year Ended June 30,
	2003	2002	2001
	(dollars in thousands)
Service charges and other fees	$13,080	$10,134	$6,297
Net gains from sale of loans	6,770	2,917	1,152
Loan servicing fees	3,404	3,524	240
Gain on securities, net	1,862	215	133
Trust department income	1,684	1,610	617
Net gains (loss) from sale of other real estate owned and other assets	1,206	(96)	158
Other income	3,348	3,593	2,870
Total other income	$31,354	$21,897	$11,467

During the year ended June 30, 2003, total other income increased to $31,354,000 from $21,897,000 for the year ended June 30, 2002, due primarily to increased service charges and other fees and net gains from sale of loans.  With the recent increase in long-term mortgage rates, net gains from sale of loans is expected to decline.  During the year ended June 30, 2002, total other income increased to $21,897,000 from $11,467,000 for the year ended June 30, 2001, due primarily to increased service charges and other fees and loan servicing fees.  Increases in these fees for fiscal 2002 resulted from the acquisition of Great Western Bank, Omaha at the end of the third quarter of fiscal 2001.  Great Western, Omaha had $4,411,000 and $1,060,000 service charges and other fees for fiscal years ended June 30, 2002 and June 30, 2001, respectively and $3,527,000 and $240,000 loan servicing fees for the fiscal years ended June 30, 2002 and June 30, 2001, respectively.  Great Western Bank, Omaha is the only Great Western bank that services mortgage loans, pursuant to purchased mortgage servicing rights.

OTHER EXPENSES

The following table presents Great Western’s other expenses for the indicated periods.

	Year Ended June 30,
	2003	2002	2001
	(dollars in thousands)
Salaries and employee benefits	$33,323	$28,851	$17,569
Occupancy expense, net	4,227	3,770	2,268
Amortization and valuation adjustment for mortgage servicing rights	15,358	9,049	304
Data processing	3,676	3,091	2,115
Equipment expenses	2,757	2,510	1,519
Advertising	3,743	2,180	1,270
Professional fees	3,165	2,711	1,894
Communication expenses	2,042	1,858	1,210
Amortization of goodwill	0	0	728
Amortization of core deposit intangible and other intangibles	1,901	2,629	960
Other expenses	7,268	5,669	3,994
Total other expenses	$77,460	$62,318	$33,831

Other expenses increased $15,142,000 or 24.30%, to $77,460,000 during the year ended June 30, 2003, from $62,318,000 for the year ended June 30, 2002.  This increase is primarily the result of an increase in amortization and valuation adjustment of mortgage servicing rights acquired and an increase in salary and employee benefits.  Other expenses increased $28,487,000 or 84.20%, to $62,318,000 during the year ended June 30, 2002, from $33,831,000 for the year ended June 30, 2001.  This increase is primarily the result of an increase in salary and employee benefits and an increase in amortization of mortgage servicing rights acquired.

Salaries and employee benefits rose $4,472,000 or 15.50%, to $33,323,000 for the year ended June 30, 2003, from $28,851,000 for the corresponding period of 2002.   Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with internal growth.   Salaries and employee benefits rose $11,282,000 or 64.22%, to $28,851,000 for the year ended June 30, 2002, from $17,569,000 for the corresponding period of 2001.  This increase is due to acquisitions in fiscal 2002 and 2001; including the acquisition of Great Western Bank, Omaha.  At the time of the acquisition on March 23, 2001, Great Western Bank, Omaha had approximately 241 full-time equivalent employees.  Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines.

Net occupancy expense increased $457,000, or 12.12%, to $4,227,000 for the year ended June 30, 2003, from $3,770,000 for the year ended June 30, 2002.   Net occupancy costs increased due to internal growth.  Net occupancy expense increased $1,502,000, or 66.23%, to $3,770,000 for the year ended June 30, 2002, from $2,268,000 for the year ended June 30, 2001.   Net occupancy costs increased due to the acquisitions in fiscal 2002 and 2001 and internal growth.

Amortization and valuation adjustments of mortgage servicing rights acquired increased $6,309,000, to $15,358,000 for the year ended June 30, 2003, from $9,049,000 for the previous year.  Mortgage servicing rights amortization of $15,358,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio, caused by a declining interest rate environment in the twelve months ended June 30, 2003. A valuation allowance of $4,208,000 was recognized in the fiscal year ended June 30, 2003.   Amortization of mortgage servicing rights acquired increased $8,745,000, to $9,049,000 for the year ended June 30, 2002, from $304,000 for June 30, 2001.  Mortgage servicing rights amortization of $9,049,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio, caused by a declining interest rate environment in the twelve months ended June 30, 2002. A valuation allowance of $5,233,000 was recognized in the fiscal year ended June 30, 2002.  Great Western Bank, Omaha is currently the only Great Western bank that services mortgage loans pursuant to purchased mortgage servicing rights. A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Data processing costs increased $585,000, or 18.93% to $3,676,000 for the year ended June 30, 2003, from $3,091,000 during the year ended June 30, 2002.  The increase was due to internal growth and recent bank merger cost.  Data processing costs increased $976,000, or 46.15% to $3,091,000 for the year ended June 30, 2002, from $2,115,000 during the year ended June 30, 2001.  The increase was due to acquisitions and internal growth.

Equipment costs increased $247,000, or 9.84% to $2,757,000 for the year ended June 30, 2003, from $2,510,000 during the year ended June 30, 2002.  The increase was due to internal growth. Equipment costs increased $991,000, or 65.24% to $2,510,000 for the year ended June 30, 2002, from $1,519,000 during the year ended June 30, 2001.  The increase was due to acquisitions and internal growth.

Advertising costs increased to $3,743,000, an increase of $1,563,000 or 71.70% for the year ended June 30, 2003, from $2,180,000 during the year ended June 30, 2002. The increase was due to internal growth and one time cost of marketing related to recent bank mergers and bank name changes.  Advertising costs increased $910,000, or 71.65% to $2,180,000 for the year ended June 30, 2002, from $1,270,000 during the year ended June 30, 2001. The increase was due to internal growth.

Amortization of goodwill was zero for the years ended June 30, 2003 and June 30, 2002, compared to $728,000 for the year ended June 30, 2001.  This decrease is due to the early adoption of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”) at the beginning of fiscal year 2002.  Beginning in 2002, goodwill was no longer amortized but will be evaluated at least on an annual basis for impairment.  For the years ended June 30, 2003 and 2002, goodwill totaling $45,930,000 and $39,315,000, respectively, was not amortized against current years operations pursuant to Statement 142.  See “ Recent Accounting Pronouncement” section for further details.  See Note 1 and Note 7 “Intangible Assets” to the Consolidated Financial Statements.

Amortization of core deposit intangible and other intangibles was $1,901,000 for the year ended June 30, 2003 compared to $2,629,000 for the year ended June 30, 2002.  This decrease is due primarily to a decrease in the amortization of the core deposit intangible asset from the acquisition of Great Western Bank, Omaha.  Amortization of core deposit intangible and other intangibles was $2,629,000 for the year ended June 30, 2002 compared to $960,000 for the year ended June 30, 2001.  This increase is due to a full year’s amortization of the core deposit intangible asset, $2,145,000, from the acquisition of Great Western Bank, Omaha in the third quarter of fiscal 2001. This accounted for 81.59% of the total amortization of core deposit intangible and other intangibles for the fiscal year 2003.  This core deposit intangible is being amortized on an accelerated method over 5 years.   See Note 1 and Note 7 “Intangible Assets” to the Consolidated Financial Statements.

Professional fees increased $454,000, or 16.75%, to $3,165,000 for the year ended June 30, 2003, from $2,711,000 for the year ended June 30, 2002. These expenses increased due to internal growth.  Professional fees increased $817,000, or 43.14%, to $2,711,000 for the year ended June 30, 2002, from $1,894,000 for the year ended June 30, 2001.   Professional fees expenses increased for this period due to Great Western’s growth and acquisitions.

                                                Communication expenses increased $184,000, or 9.90%, to $2,042,000 for the year ended June 30, 2003, from $1,858,000 for the year ended June 30, 2002. These expenses increased due to internal growth.  These expenses increased $648,000, or 53.55%, to $1,858,000 for the year ended June 30, 2002, from $1,210,000 for the year ended June 30, 2001.   Communication expenses increased for this period due to Great Western’s growth and acquisitions.

Other operating expenses include, among many other items, armored car, supplies, correspondent bank service charges, travel and entertainment, and dues and subscriptions.  These expenses increased $1,599,000, or 28.21%, to $7,268,000 for the year ended June 30, 2003, from $5,669,000 for the year ended June 30, 2002. These expenses increased due to internal growth.  These expenses increased $1,675,000, or 41.94%, to $5,669,000 for the year ended June 30, 2002, from $3,994,000 for the year ended June 30, 2001.  Other operating expenses increased for this period due to Great Western’s growth and acquisitions.

FEDERAL INCOME TAX

Great Western’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities.  The provision for income taxes increased by $2,446,000 to $9,839,000 for the year ended June 30, 2003, from $7,393,000 for the year ended June 30, 2002, reflecting the increase of income before taxes for the period.  The provision for income taxes increased by $2,471,000 to $7,393,000 for the year ended June 30, 2002, from $4,922,000 for the year ended June 30, 2001, reflecting the increase of income before taxes for the period.

RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board (“FASB”) issued two statements-Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which affected Great Western’s accounting for its reported goodwill.

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

•                  Requires that carrying value of goodwill that exceeds its implied fair value be recognized as an impairment loss.

Upon adoption of these Statements, Great Western is required to:

•                  Evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and make any necessary reclassifications in order to conform to the new criteria.

•                  Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

The provisions of Statement 141 apply to all business combinations initiated after June 30, 2002 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The provisions of Statement 142 were required to be implemented by Great Western by the first quarter of its 2003 fiscal year. Great Western has elected early adoption and implemented Statement 142 in the first quarter of fiscal 2002.  The impact of adopting Statement 142 was to eliminate the amortization of goodwill and other intangibles that are determined to have an indefinite life and subject goodwill and other intangibles to annual impairment tests.  See Note 1 “Intangible Assets” to the consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Statement 147 provides guidance for the accounting and reporting for the acquisition of all or part of a financial institution and accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions.  Statement 147 is effective for acquisitions dated on or after October 1, 2002.  Management does not believe this Statement will have a material effect on Great Western’s financial position, liquidity or results of operation.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others “ applied to Great Western.  This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required.  The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Indirect Guarantees of Indebtedness of Others. “ which it supersedes.  The adoption of this Interpretation did not have material effect on Great Western’s financial position, liquidity or results of operation. See Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidated requirements of Interpretation No. 46 apply immediately to period interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period regardless of when the variable interest entity was established.  Management does not believe that this Interpretation will have a material effect on Great Western’s financial position, liquidity or results of operation, however, management continues to review guidance from the FASB and Federal Reserve.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003.   Management does not believe the above pronouncements will have a material effect on Great Western’s financial position, liquidity or results of operation.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  Management does not believe the above pronouncements will have a material effect on Great Western’s financial position, liquidity or results of operation, however, management continues to review guidance from the FASB and Federal Reserve.

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans, net of unearned fees, increased $125,012,000, or 8.36%, to $1,621,212,000 at June 30, 2003, from $1,496,200,000 at June 30, 2002.  The increase was due to normal internal growth.  Total loans, net of unearned fees, increased $193,151,000, or 14.82%, to $1,496,200,000 at June 30, 2002, from $1,303,049,000 at June 30, 2001.  The increase was primarily due to the acquisitions of First Western and Marquette that accounted for 32.61% of the increase and internal growth.

Great Western’s subsidiary banks primarily make commercial loans to small and medium-sized businesses and professionals and installment loans to individuals.  The subsidiary banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment.  See “Business-Loans.”  Typically, the subsidiary banks’ commercial loans have floating rates of interest, are for varying terms, (generally not exceeding five years), are personally guaranteed by principals of the borrowing company, and are collateralized by accounts receivable, inventory or other business assets.

The following tables present Great Western’s loan balances at the dates indicated categorized by loan type:

	June 30, 2003		June 30, 2002		June 30, 2001
	(dollars in thousands)
Loans to individuals	$190,579	11.91%	$199,896	13.55%	$215,071	16.75%
Real estate loans	194,367	12.15	164,812	11.17	172,786	13.46
Commercial and agricultural	1,235,406	77.22	1,126,417	76.32	912,611	71.07
Other loans	2,576	0.16	6,241	0.42	3,242	0.25
Total face amount of loans	1,622,928	101.44	1,497,366	101.46	1,303,710	101.53
Unearned loan fees	(1,716)	(0.11)	(1,166)	(0.08)	(661)	(0.05)
Loans	1,621,212	101.33	1,496,200	101.38	1,303,049	101.48%
Less allowance for loan losses	(21,251)	(1.33)	(20,344)	(1.38)	(18,955)	(1.48)
Net Loans	$1,599,961	100.00%	$1,475,856	100.00%	$1,284,094	100.00%

	June 30, 2000		June 30, 1999
	(dollars in thousands)
Loans to individuals	$106,499	17.00%	$86,243	16.71%
Real estate loans	135,033	21.55	107,944	20.92
Commercial and agricultural	388,615	62.03	326,515	63.28
Other loans	4,910	0.78	2,563	0.50
Total face amount of loans	635,057	101.36	523,265	101.41
Unearned loan fees	(300)	(0.05)	(465)	(0.09)
Loans	634,757	101.31%	522,800	101.32%
Less allowance for loan losses	(8,197)	(1.31)	(6,838)	(1.32)
Net loans	$626,560	100.00%	$515,962	100.00%

Great Western’s primary category of loans, commercial and agricultural loans, constituting over three-fourths of loans as of June 30, 2003, trended upward as indicated at the stated dates.  At June 30, 2003, agricultural loans totaled $182,079,000.  Of this amount, $78,897,000 comprised loans secured by agricultural real estate, and $103,182,000 comprised loans secured by agricultural operating assets.  At June 30, 2002, agricultural loans totaled $174,076,000.  Of this amount, $65,215,000 comprised loans secured by agricultural real estate, and $108,861,000 comprised loans secured by agricultural operating assets.

Commercial and agricultural loans were $1,235,406,000 as of June 30, 2003, an increase of $108,989,000 over the $1,126,417,000 balance as of June 30, 2002.  This increase is due to internal growth. Commercial and agricultural loans were $1,126,417,000 as of June 30, 2002, an increase of $213,806,000 over the $912,611,000 balance as of June 30, 2001.  This increase is primarily due to internal growth, which accounted for 62.63% of the growth for these loan types.  The acquisition of First Western and Marquette accounted for 37.37% of the increase.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, or loans secured by similar collateral, that would cause them to be similarly impacted by economic or other conditions. Great Western had loans secured by real estate amounting to $942,601,000 as of June 30, 2003, an increase of $174,715,000 over the $767,886,000 balance as of June 30,2002.  Other than loans secured by real estate and the loan categories set forth in the above table, Great Western had no concentrations of loans at June 30, 2003. Great Western had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2003.

Management of Great Western’s subsidiary banks may renew loans at maturity, when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in Great Western’s best interest.  Great Western requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Although the risk of non-payment exists for a variety of reasons relating to all loans, other more specific risks are associated with each type of loan.  Risks associated with real estate mortgage loans include the borrower’s inability to pay and deterioration in value of real estate held as collateral.  Several risks are present in construction loans, including economic conditions in the building industry, fluctuating land values, failure of the contractor to complete work and the borrower’s inability to repay.  As of June 30, 2003, construction loans were $149,978,000 or 9.25% of total loans, an increase of $33,345,000 over the $116,633,000 or 7.8% of the total loan balance as of June 30, 2002. Risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of local economic factors as well as prices received for products and services.  Loans to individuals face the risk of a borrower’s unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower.  Management believes that risk levels associated with the various types of loans are dependent upon the existence of the risks at any particular time, for example, economic conditions in the building industry.

LOAN MATURITIES

The following tables present, at June 30, 2003, and June 30, 2002, loans, net of unearned fees, by maturity in each major category of Great Western’s portfolio based on contractual repricing schedules.  Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments.  Great Western’s management evaluates loan renewals in the same manner as new credit applications.  If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Great Western’s lending personnel.

	At June 30, 2003
	Over One Year Through Five Years			Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$58,926	$110,060	$2,069	$18,620	$14	$189,689
Real estate loans	59,050	26,513	68,293	35,861	1,309	191,026
Commercial and agricultural	673,385	343,657	189,822	26,971	2,802	1,236,637
Other loans	2,868	904	0	88	0	3,860
Total loans	$794,229	$481,134	$260,184	$81,540	$4,125	$1,621,212

	At June 30, 2002
	Over One Year Through Five Years			Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$46,265	$135,510	$447	$17,360	$0	$199,582
Real estate loans	48,696	31,909	56,362	26,314	2,252	165,533
Commercial and agricultural	567,255	344,316	189,480	23,384	246	1,124,681
Other loans	2,723	3,584	0	97	0	6,404
Total loans	$664,939	$515,319	$246,289	$67,155	$2,498	$1,496,200

LOAN REVIEW PROCESS

Great Western’s banks follow both internal and external loan review programs to evaluate the credit risk in their loan portfolios and assess the adequacy of the allowance for loan losses.

Internally, each bank maintains a classified loan list that, along with the list of non-performing loans discussed below, helps Great Western’s management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  The classification categories of substandard, doubtful and loss correspond with those of state and FDIC examiners.  Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize repayment.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk of loss or would require a partial write-off in liquidation.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged off.

In addition to the internally classified loans, each subsidiary bank has a “watch list” of loans that further assists monitoring of its loan portfolios.  A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term.  Such loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have elements of weakness as compared with those of a satisfactory credit.  Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses.  Substantially all of the loans on the watch list at June 30, 2003 were current and paying in accordance with loan terms.

Great Western’s external loan review process consists of an intensive on-site review of more than 40% of dollar value of loans at each subsidiary bank (other than Great Western Bank, Omaha) during twelve to twenty-four month periods, depending on conditions.  Reviews are performed by a regional consulting firm and by loan officers of Great Western’s subsidiary banks for Great Western Bank, Clive.  The chief credit officer and loan officers of subsidiary banks perform the Great Western Bank, Watertown reviews.  Great Western’s chief credit officer and its President are responsible for determining the frequency and scope of external loan reviews and evaluating the results of those reviews.  The report of the consulting firm and chief credit officer is presented to each bank’s management and board of directors for review.

The external review is used to supplement and provide a check on the internal review conducted by subsidiary bank management.

Great Western Bank, Omaha is Great Western’s only bank with an internal loan review staff.  Forty percent of the dollar values of Great Western Bank’s loans are reviewed in a 24-month cycle.   The chief credit officer of Great Western works with Great Western Bank’s internal review staff.

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

Assets fully or substantially collateralize non-performing loans.  In general, the excess of loan balances over collateral values is allocated in the allowance.  Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any.

The following table lists nonaccrual, over 90 days past due and restructured loans, other real estate and other repossessed assets at June 30, 2003, and for each of the prior four years.

	At June 30,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonaccrual loans	$9,561	$11,592	$4,703	$1,920	$1,503
Accruing loans past due over 90 days	2,130	1,895	1,772	2,370	1,082
Restructured loans	768	3,977	13,510	5,164	5,153
Total non-performing loans	12,459	17,464	19,985	9,454	7,738
Other real estate and other repossessed assets	2,208	2,496	1,179	113	116
Total non-performing assets	$14,667	$19,960	$21,164	$9,567	$7,854
Ratio of total nonperforming loans to loans, net of unearned fees	0.77%	1.17%	1.53%	1.49%	1.48%
Ratio of total non-performing assets to total loans plus other real estate and other repossessed assets	0.90	1.33	1.62	1.51	1.50
Ratio of non-performing assets to total assets	0.68	0.99	1.19	1.12	1.15

Nonaccrual loans were $9,561,000 as of June 30, 2003, a decrease of $2,031,000 over the balance of $11,592,000 as of June 30, 2002.  This decrease is primarily due to one commercial borrower whose $1,400,000 loan was reclassified to other real estate owned and one commercial borrower, which had a $500,000 principal reduction. Nonaccrual loans were $11,592,000 as of June 30, 2002, an increase of $6,889,000 over the balance of $4,703,000 as of June 30, 2001.  This increase is primarily due to internal growth and acquisitions in fiscal 2002. Two loans accounted for 14.6% of the increase and acquisition of Marquette and First Western Banks accounted for 13.8% of the increase.

Restructured loans were $768,000 and $3,977,000 at June 30, 2003 and 2002, respectively.   The decrease is primarily due to a single commercial borrower refinancing a $3,100,000 loan, which resulted in this loan being reclassified.  Restructured loans were $3,977,000 and $13,510,000 at June 30, 2002, and 2001, respectively.   A single commercial borrower paid off a total of $7,379,543 of restructured loans in February 2002.  This primarily caused the decrease in restructured loans and non-performing loans and assets in fiscal year 2002.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories.  Great Western does not believe it has any potential problem loans other than those reported in the above table.

Foreclosures on defaulted loans result in Great Western acquiring other real estate and other repossessed assets.  Accordingly, Great Western incurs other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets.  Great Western’s subsidiary banks attempt to convert nonperforming loans into interest-earning assets either through liquidation of the collateral securing the loan or through intensified collection efforts.

ALLOWANCE FOR LOAN LOSSES

Implicit in Great Western’s lending activities is the fact that loan losses will be incurred and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with Great Western’s loan portfolio, provisions are made to the allowance for loan losses.  The allowance is created by direct charges of the provision against income and the allowance is available to absorb realized loan losses.

The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio.  Great Western’s allowance was $21,251,000 or 1.31% of loans, net of unearned fees, at June 30, 2003 compared to  $20,344,000 or 1.36% of loans, net of unearned fees, at June 30, 2002, and $18,955,000 or 1.45% of loans, net of unearned fees, at June 30, 2001. The increase in fiscal year 2003 compared to 2002 is due primarily to loan growth.  The increase in the total allowance is due to acquisitions and internal growth when comparing fiscal 2002 to 2001.

Management performs regular monthly assessments of these estimated losses by utilizing a methodology that relies on several key elements.  Larger-balance, non-homogeneous loans representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of the collateral.  The allowance on these loans is calculated by applying loss factors to outstanding loans and certain unused commitments.  Loss factors include management’s assessment of current economic conditions and the potential impact on various industries, and the financial conditions of the borrowers.

Net loans charged off for the year ended June 30, 2003 was $3,464,000 compared with $5,677,000 in 2002 and $2,296,000 in 2001.  One borrower accounted for $2,653,000 of the loans charged-off for the fiscal year 2002.

Specific allowances are maintained for larger-balance, non-homogeneous loans that have been individually determined to be impaired as prescribed by Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan.”  Impairment is measured on a loan-by-loan basis for these loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the method predominantly used, which is the fair value of the collateral.

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

The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 2003, and for each of the prior four years.

	At June 30,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Average loans outstanding(1)	$1,550,457	$1,368,931	$844,280	$567,658	$479,533
Total loans at end of period(1)	$1,621,212	$1,496,200	$1,303,049	$634,757	$522,800
Allowance at beginning of period	$20,344	$18,955	$8,197	$6,701 (2)	$6,276
Loans charged off:
Loans to individuals	858	1,197	828	399	216
Real estate loans	292	288	402	68	57
Commercial and agricultural	2,729	5,046	899	217	855
Other loans	181	(80)	498	198	106
Total charge-offs	4,060	6,451	2,627	882	1,234

Recoveries of loans previously charged off:
Loans to individuals	221	190	223	110	89
Real estate loans	116	104	12	46	9
Commercial and agricultural	233	446	72	115	133
Other loans	26	34	24	71	2
Total recoveries	596	774	331	342	233

Net loans charged off	3,464	5,677	2,296	540	1,001
Provision for loan losses	4,371	6,067	2,618	2,036	1,563
Business acquisition(3)	0	999	10,436	0	0
Allowance at end of period	$21,251	$20,344	$18,955	$8,197	$6,838 (2)

Net loans charged off to average loans, net unearned income	0.22%	0.41%	0.27%	0.10%	0.21%
Allowance for loan losses to loans, net unearned income	1.31%	1.36%	1.45%	1.29%	1.31%

(1)          Net of unearned fees.

(2)          Restated balance at end of 1999 does not equal the 2000 beginning due to a change in reporting periods.

(3)          The allowance for loan losses includes the allowance related to Iowa State Bank, Hamburg, Iowa and United National Bank, Sidney, Iowa (collectively) for their merger into Great Western Bank, Clive (successor by merger to Citizens Bank, Mt. Ayr, Iowa) of $2,153,000, the allowance related to Founders Trust National Bank, Sioux Falls, South Dakota for its merger into Great Western Bank, Watertown (formerly F&M Bank) of $304,000, allowance related to acquisition of Great Western Bank, Omaha, Nebraska of $7,979,000 and the allowance of $999,000 related to the acquisition of First Western and Marquette banks (collectively) for their merger into Great Western Bank, Watertown (formerly F&M Bank).  See “Nonperforming Loans.”

Management and the boards of directors of the subsidiary banks make credit and loan decisions in conformity with loan policies established by their boards of directors.  The subsidiary banks’ practices are to charge off any loan or portion of a loan when the loan is determined by management to be uncollectable due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners or for other reasons.  Great Western charged off $4,060,000 during the year ended June 30, 2003 and $6,451,000 for June 30, 2002. Recoveries during fiscal year 2003 were $596,000 when compared to $774,000 for fiscal year June 30, 2002.  Great Western charged off $6,451,000 during the year ended June 30, 2002 and $2,627,000 for June 30, 2001.  One borrower accounted for $2,653,000 or 41.10% of the total charged off loans for the fiscal year 2002 as discussed earlier in this section.  Recoveries during fiscal year 2002 were $774,000 when compared to $331,000 for fiscal year June 30, 2001.  One commercial borrower accounted for $316,000 or 40.8% of the total recoveries in fiscal year 2002.  See “Non-Performing Loans”.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2003, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans.  The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance.  Management believes that the table may be useful information for assessing the adequacy of the allowance as a whole.  The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

	At June 30, 2003		At June 30, 2002		At June 30, 2001
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$2,003	11.74%	$2,401	13.35%	$4,023	16.50%
Real estate loans	2,109	11.98	1,999	11.05	1,719	13.25
Commercial and agricultural	16,481	76.12	15,554	75.17	13,034	70.00
Other loans	658	0.16	390	0.43	179	0.25
Total allowance for loan losses	$21,251	100.00%	$20,344	100.00%	$18,955	100.00%

	At June 30, 2000		At June 30, 1999
	Amount of Allowance	Percent of Loans by Category To Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$1,383	16.77%	$877	16.48%
Real estate loans	1,288	21.26	980	20.63
Commercial and agricultural	5,266	61.20	4,876	62.40
Other loans	260	0.77	105	0.49
Total allowance for loan losses	$8,197	100.00%	$6,838	100.00%

SECURITIES

Securities, all of which are classified as available-for-sale, decreased $20,923,000, or 6.26%, to $313,136,000 at June 30, 2003, from $334,059,000 at June 30, 2002.  The decrease was due to funding the growth in loans versus reinvesting in securities.  Securities increased $69,049,000, or 26.06%, to $334,059,000 at June 30, 2002, from $265,010,000 at June 30, 2001.  The increase was due to internal growth and acquisitions.

The board of directors of each subsidiary bank reviews all securities transactions at each board meeting and the securities portfolio periodically.   For obligations of U.S. Government agencies and corporation, state, county, municipal and other securities, Great Western’s investment policy allows for the purchase of securities with maturities in excess of ten years.  As of June 30, 2003, 96.03% of Great Western’s securities with defined maturities mature in less than ten years.  Mortgage-backed securities are deemed not to have defined maturities for purposes of this analysis.

As of June 30, 2003, 88.80% of Great Western’s investment portfolio had defined maturities.  The investment portfolio with defined maturities was concentrated in the following categories: obligations of the U.S. Treasury, U.S. government agencies, corporations and state and local political subdivisions totaled $238,586,000, or 76.19% of the portfolio and corporate debt totaled $30,873,000, or 9.86% of the portfolio.  Mortgage-backed securities totaled $35,061,000 or 11.20% of Great Western’s investment portfolio.  The remaining $8,616,000 or 2.75% of Great Western’s investment portfolio is in equity securities, which primarily are stock in the Federal Home Loan Banks of Des Moines and Topeka totaled $7,503,000 as of June 30, 2003.

Certain of Great Western’s securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law.  At June 30, 2003, the face value of U.S. Government and other securities so pledged amounted to $197,528,000, or 63.08% of the total securities portfolio.

The following table provides the maturity distribution and weighted average interest rates of Great Western’s securities portfolio at June 30, 2003.  The yield has been computed by dividing the forward annualized income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, by the book value of the securities.  The book value of available-for-sale securities is their fair value.  All securities are classified as available-for-sale.  The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 35%.  The equity securities are primarily composed of stock in the Federal Home Loan Banks of Des Moines and Topeka.  The yield is set quarterly by each Federal Home Loan Bank’s board of directors.  For the quarter ended June 30, 2003, the yields were 3.00% and 3.50% at Federal Home Loan Banks of Des Moines and Topeka, respectively.

	At June 30, 2003
Type and Maturity	Principal Amount	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities:
Within one year	$2,500	$2,492	$2,531	5.71%
After one but within five years	16,000	16,225	16,419	2.44
After five but within 10 years	10,000	10,078	10,300	3.53

Total U.S. Treasury securities	28,500	28,795	29,250	3.10

Obligations of other U.S. Government agencies and corporations:
Within one year	23,150	23,195	23,610	4.22
After one but within five years	118,079	118,390	122,035	3.52
After five but within ten years	12,000	12,013	12,260	3.82
After ten years	5,000	4,988	4,989	4.30
Total obligations of U.S. Government agencies and corporations	158,229	158,586	162,894	3.67

Obligations of states and political subdivisions:
Within one year	3,582	3,602	3,658	7.42
After one but within five years	21,598	21,954	22,982	5.82
After five but within ten years	14,833	14,920	15,923	7.45
After ten years	3,580	3,591	3,879	7.44
Total obligations of states and political subdivisions	43,593	44,067	46,442	6.60

Other securities:
Within one year	1,000	1,000	1,010	2.37
After one but within five years	22,096	22,402	23,614	5.39
After five but within ten years	4,000	4,081	4,424	6.30
After ten years	2,000	1,950	1,825	2.34
Total other securities	29,096	29,433	30,873	5.06

Total securities with defined maturities	259,418	260,881	269,459	4.02

Mortgage-Backed Securities	33,690	34,052	35,061	5.34

Equity securities	8,505	8,505	8,616	3.03

Total securities	$301,613	$303,438	$313,136	4.09%

DEPOSITS

Total deposits increased $99,063,000, or 6.06%, to $1,735,030,000 at June 30, 2003, from $1,635,967,000 at June 30, 2002.  The increase in deposits is primarily due to internal growth.  Total deposits increased $214,877,000, or 15.12%, to $1,635,967,000 at June 30, 2002, from $1,421,090,000 at June 30, 2001.  The increase in deposits is due to internal growth and the purchase of First Western and Marquette Banks, which account for 46.37% of the increase.  See “Mergers and Acquisitions”.

The following table presents the average amounts and the average rates paid on deposits of Great Western for the year ended June 30, 2003, and for each of the prior two years:

	Year Ended June 30,
	2003		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Interest-bearing demand, savings and money market deposits	$601,694	1.05%	$522,953	2.44%	$290,984	2.93%
Time deposits of less than $100,000	593,428	3.48	564,126	4.32	412,866	6.05
Time deposits of $100,000 or more	257,055	3.42	230,535	4.13	145,453	6.05
Total interest-bearing deposits	1,452,177	2.46	1,317,614	3.54	849,303	4.98
Noninterest-bearing demand deposits	233,594	0.00	177,411	0.00	95,070	0.00
Total deposits	$1,685,771	2.12%	$1,495,025	3.12%	$944,373	4.48%

The maturity distribution of time deposits of $100,000 or more at June 30, 2003 is presented below:

At June 30, 2003
(in thousands)
3 months or less	$66,486
Over 3 through 6 months	51,876
Over 6 through 12 months	71,171
Over 12 months	75,777
Total time deposits of $100,000 or more	$265,310

The subsidiary banks rely to a limited extent on time deposits of $100,000 or more.  Time deposits of $100,000 or more are a more volatile funding source than other deposits and are more likely to affect Great Western’s future earnings because of interest rate sensitivity.

SHORT-TERM BORROWINGS

Short-term borrowings include Federal Funds purchased and securities sold under agreement to repurchase.   See Note 10 to the “Notes to Consolidated Financial Statements” for additional information regarding short-term borrowings.

FEDERAL HOME LOAN BANK BORROWINGS

All of the subsidiary banks are members of the Federal Home Loan Bank.  Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding.  At June 30, 2003, the subsidiary banks had $102,162,000 in Federal Home Loan Bank advances compared to $69,337,000 at June 30, 2002 and $70,696,000 at June 30, 2001.  At June 30, 2003, based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Great Western was $97,793,000.

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

NOTES PAYABLE TO BANK

Great Western has notes payable to an unaffiliated bank of $7,500,000 at June 30, 2003 compared to $17,500,000 at June 30, 2002 and $9,750,000 at June 30, 2001.  The decrease when comparing June 30, 2003 to June 30, 2002 is due to a note payoff; the source of funds for the payoff came from Great Western issuing $10,000,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust.  The increase when comparing June 30, 2002 to June 30, 2001 is due to the Marquette and First Western Bank acquisitions in fiscal 2002 and the Great Western Bank, Omaha acquisition in fiscal 2001.

Great Western has committed to maintain specific covenants each quarter and year-end with the unaffiliated bank as stated in the March 23, 2001 loan agreement.  For the period ended June 30, 2003, Great Western satisfies all covenants. Terms of these notes are discussed in “Sources of Liquidity” below.

CAPITAL NOTES

Capital Investors (See “Certain Relationships and Related Transactions”) negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Great Western’s subordinated capital notes.  The loan has the following terms: the option to either fix the rate of interest at the five-year treasury rate plus 350 basis points but not less than the lender’s cost of funds plus 250 basis points at the date the loan is closed, or to select a rate of interest at LIBOR plus 215 basis points fixed at intervals ranging from 30 days to 180 days.   Interest is payable quarterly and principal due March 23, 2006, but expected to be payable in equal installments annually in each year beginning 2007 through 2011.  Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank.  In addition, the stockholders of Great Western pledged their common stock as additional collateral for Capital Investors’ loan.

LINE OF CREDIT

Great Western has a $5,000,000 revolving line of credit from the unaffiliated bank, to be used by Great Western as a short-term liquidity facility.  Great Western entered into a covenant with the unaffiliated lender not to pledge the stock of its subsidiary banks except to the lender as collateral for Great Western’s loans.

LIQUIDITY

SOURCES OF LIQUIDITY

Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the subsidiary banks to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers’ borrowing needs and the maintenance of reserve requirements.  Liquidity with respect to a financial institution can be met from either assets or liabilities.  On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs.  Cash and due from banks averaged $52,070,000 and $46,285,000 during the years ended June 30, 2003 and 2002.  These amounts comprised 2.50% and 2.48% of average total assets during the years ended June 30, 2003 and 2002.  The average level of securities and federal funds sold was $364,232,000 and $334,296,000 during the years ended June 30, 2003 and 2002.

At June 30, 2003, $30,809,000, or 11.43%, of Great Western’s securities portfolio, excluding mortgage-backed securities and equity securities, is scheduled to mature within one year and $185,050,000 or 68.67%, excluding mortgage-backed securities, matured after one but within five years. The subsidiary banks’ commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates.  Its installment lending activities are concentrated in loans with maturities of three to six years and with generally fixed interest rates. At June 30, 2003, approximately $794,229,000, or 48.99%, of Great Western’s loans, net of unearned fees, matures within one year.  See “Loan Maturities.”

On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and accessibility to money and capital markets.  Great Western attracts its deposits primarily from individuals and businesses located within the market areas served by the subsidiary banks, and to lesser extent, on brokered deposits.  Borrowed funds come primarily from three sources, Federal Home Loan Bank borrowings, Great Western’s notes payable to an unaffiliated bank and the sale of subordinated capital notes to an affiliate.  Interest is due quarterly to the unaffiliated bank at either the lender’s cost of funds plus 1.75% per annum or the LIBOR rate plus 1.50% (fixed for periods of up to 180 days) per annum, at the option of Great Western.  The maturity dates of these outstanding debts are March 23, 2006.  On August 12, 1999, Great Western issued $20,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 10% per annum payable quarterly.  The maturity date of the securities is August 18, 2029.  On March 19, 2001 Great Western issued $27,600,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 9.75% per annum payable quarterly.  The maturity date of the securities is March 19, 2031.  On October 29, 2002, Great Western issued $10,000,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 345 basis points, set quarterly.

CAPITAL RESOURCES

Great Western monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines.  As indicated in the table immediately below, at June 30, 2003, Great Western was above the total capital minimum requirements.  Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital.  Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and supplementary capital.

The following tables present Great Western’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios
	June 30, 2003		June 30, 2002
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core (Tier I) capital	$115,058	6.76%	$96,618	6.21%

Minimum requirement	68,037	4.00	62,257	4.00

Excess	$47,021	2.76%	$34,361	2.21%

Total capital	$190,323	11.19%	$164,356	10.56%

Minimum requirement	136,074	8.00	124,515	8.00

Excess	$54,249	3.19%	$39,841	2.56%

Total risk-weighted assets	$1,700,925		$1,556,435

	Leverage Ratios
	June 30, 2003		June 30, 2002
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core capital	$115,058	5.55%	$96,618	5.00%

Minimum requirement	82,905	4.00	77,313	4.00

Excess	$32,153	1.55%	$19,305	1.00%

Average total adjusted assets	$2,072,625		$1,932,825

IMPACT OF INFLATION

The effects of inflation on the local economy and on Great Western’s operating results have been relatively modest for the past several years.  Because substantially all of Great

Western’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changes in interest rates, which do not necessarily change in accordance with inflation rates.  Great Western attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk arises when an interest-earning asset matures, is called, is prepaid or when such asset’s rate of interest changes in a time frame different from that of the supporting interest-bearing liability. Great Western seeks to control the risk of significant adverse effects on Great Western’s net interest income caused by interest rate changes.

Great Western does not attempt to match each interest-earning asset with a specific interest-bearing liability. Instead, as shown in the table below, it aggregates all of its interest-earning assets and interest-bearing liabilities to determine the difference between the two in specific time frames. This difference is known as the rate-sensitivity gap.  A positive gap indicates that more interest-earning assets than interest-bearing liabilities mature in a time frame, and a negative gap indicates the opposite. Maintaining a balanced rate-sensitivity gap will reduce the risk associated with interest rate changes, but it will not guarantee a stable interest rate spread since various rates within a particular time frame may change by differing amounts and in different directions. Management regularly monitors the rate-sensitivity gap and considers this position in its decisions with regards to interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities issued or accepted.

The following table shows the ratio of the cumulative gap to total assets to be 1.65% at the less than three-month interval, (11.72)% at the three month to less than one-year interval and 10.12% at the one to five year intervals at June 30, 2003.  Currently, Great Western is in a liability-sensitive position in the near term.  Great Western had $613,367,000 of interest-bearing demand, savings and money market deposits at June 30, 2003 that are somewhat less rate-sensitive.  Excluding these deposits, Great Western’s interest-sensitive ratio would have been 13.27% at the less than three-month interval, 8.47% at the three month to less than one-year interval and 35.82% at the one to five year intervals at June 30, 2003.  The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of Great Western at June 30, 2003:

	Estimated Maturity or Repricing at June 30, 2003
	Less Than Three Months	Three Months to Less Than One Year	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-earning assets:

Loans, net of unearned fees	$534,431	$258,503	$737,465	$90,813	$1,621,212
Investment securities:
Taxable	11,288	33,357	180,157	41,892	266,694
Tax exempt	401	3,257	22,982	19,802	46,442
Federal funds sold and other	43,373	—	99	—	43,472
Total interest-earning assets	589,493	295,117	940,703	152,507	1,977,820
Interest-bearing liabilities:
Deposits:
Demand, savings and money market deposits	249,691	184,010	118,329	61,337	613,367
Time deposits	178,514	382,686	298,004	298	859,502
Federal funds purchased and securities sold under agreements to repurchase	60,163	—	—	—	60,163
Federal Home Loan Advances and other	12,004	15,562	55,337	20,477	103,380
Notes payable	43,700	—	—	—	43,700
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	$10,000	$—	$—	$48,000	$58,000
Total interest-bearing liabilities	$554,072	$582,258	$471,670	$130,112	$1,738,112

Interest rate gap	$35,421	$(287,141)	$469,033	$22,395	$239,708

Cumulative interest rate gap at June 30, 2003	$35,421	$(251,720)	$217,313	$239,708	$479,416

Cumulative interest rate gap to total assets	1.65%	(11.72)%	10.12%	11.16%	22.32%

The following table indicates that at June 30, 2003, if there had been a sudden and sustained increase in prevailing market interest rates, Great Western’s 2003 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

	Net interest income	(Decrease) Increase	Percent Change
	(dollars in thousands)
Changes in Interest Rates

200 basis point rise	$73,896	(2,969)	(3.86)%
100 basis point rise	75,380	(1,485)	(1.93)
Base rate scenario	76,865	0	0.00
100 basis point decline	78,350	1,485	1.93
200 basis point decline	79,834	2,969	3.86

The following table indicates that at June 30, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, Great Western’s 2003 net interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.  Great Western’s interest rate risk profile was slightly less sensitive to changes in interest rates at June 30, 2003 versus June 30, 2002.

	Net interest income	(Decrease)Increase	Percent Change
		(dollars in thousands)
Changes in Interest Rates

200 basis point rise	$63,180	(4,554)	(6.72)%
100 basis point rise	65,457	(2,277)	(3.36)
Base rate scenario	67,734	0	0.00
100 basis point decline	68,634	900	1.33
200 basis point decline	72,288	4,554	6.72

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Great Western at June 30, 2003 and 2002, together with the Independent Auditor’s Report, are included in this Form 10-K below.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

Great Western filed a current report on Form 8-K (Item 4) during the quarter ended March 31, 2003.  The Form 8-K was filed on March 3, 2003, and reported the Audit Committee of the Board of Directors of Great Western Bancorporation, Inc., notified McGladrey & Pullen, LLP that they were dismissed as Great Western’s independent auditor, effective February 27, 2003.  The report included a letter from McGladrey & Pullen, LLP regarding its concurrence with a Great Western Bancorporation, Inc. statement regarding change of accountants.

Great Western filed a current report on Form 8-K (Item 4) subsequent to the quarter ended March 31, 2003.  The Form 8-K was filed on April 1, 2003, and reported the Audit Committee of the Board of Directors of Great Western Bancorporation, Inc, engaged BKD, LLP, as its new auditor and BKD, LLP accepted such appointment.

ITEM 9A.              CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of Great Western’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c), Deryl F. Hamann, Chairman of the Board, Chief Executive Officer, and James R. Clark, Chief Financial Officer, believe that Great Western’s disclosure controls and procedures were effective as of June 30, 2003.

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Great Western and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position with Great Western	Position with Subsidiary
Deryl F. Hamann	70	Chairman of the Board, CEO and Director	Chairman and Director of Great Western Bank, Watertown and Great Western Bank, Omaha
Daniel A. Hamann	45	President, COO and Director

Chairman and Director of Great Western Bank, Clive; Vice Chairman and Director of Great Western Bank, Watertown; Chairman and Director of Great Western Service Corporation, Director of Great Western Bank, Omaha

Daniel J. Brabec	44	Executive Vice President and Director	President, CEO and Director of Great Western Bank , Omaha
Jeffory A. Erickson	45	Director	President, CEO and Director of Great Western Bank, Watertown, Director of Great Western Service Corporation
Thomas B. Fischer	56	Senior Vice President and Director	None
Art N. Burtscher	52	Director	Vice Chairman and Director of Great Western Bank, Omaha
Andrew C. Hove, Jr.	68	Director	None
Robert W. Murray	68	Director	None
Leo W. Smith II	67	Director	Director of Great Western Bank, Omaha
James R. Clark	52	CFO, Secretary and Treasurer	None
John L. Hendren	48	None	President, CEO & Director of Great Western Bank, Clive, Iowa, Director of Great Western Service Corporation

Deryl F. Hamann is the father of Daniel A. Hamann and the father-in-law of Daniel J. Brabec.  All directors of Great Western hold office until the next meeting of stockholders or until their successors are elected and qualified.

Deryl F. Hamann.  Mr. Hamann has been Chairman or President and CEO of Great Western since 1971.  He is Chairman of the affiliated Spectrum Life Insurance Company, an Arizona reinsurance company.  He is Chairman of the affiliated Spectrum Financial Services, Inc.  He is a Senior Counsel in the Omaha, Nebraska law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, counsel to Great Western.

Daniel A. Hamann.  Mr. Daniel Hamann has been President of Great Western since 1996 and served as Vice President of Great Western from 1992 to 1996.  He is Chairman and Director of Great Western Bank, Clive; Vice Chairman and Director of Great Western Bank, Watertown and a Director of Great Western Bank, Omaha.  He is Chairman and Director of Great Western’s banks’ subsidiary, Great Western Service Corporation.  He is President and Director of the affiliated Spectrum Life Insurance Company. He is Executive Vice President of Spectrum Financial Services, Inc., an affiliate of Great Western.

Daniel J. Brabec.  Mr. Brabec has served as Vice President of Great Western since 1992 and as Executive Vice President since 1999.  Mr. Brabec served as Executive Vice President and Director of Great Western Bank, Watertown (successor by merger to Rushmore Bank & Trust) from 1993 until 1999, when he was named CFO, Secretary and Treasurer of Great Western.  Mr. Brabec became President and CEO of Great Western Bank, Omaha in January 2001.  He is a Director of the affiliated Spectrum Life Insurance Company.

Jeffory A. Erickson.  Mr. Erickson has served as President and CEO of Great Western Bank, Watertown (formerly F&M Bank) since 1995.  He was elected a Director of Great Western in January 2002.  Since July 2002 he has served as Vice Chairman and Chief Executive Officer of  Rushmore Bank & Trust until its merger into Great Western Bank, Watertown in May 2003.

Thomas B. Fischer.  Mr. Fischer has been President of Spectrum Financial Services, Inc. an affiliate of Great Western since 1996.  He was elected Senior Vice President and Director of Great Western in 1997.  From 1992 to 1996, Mr. Fischer was Vice President, General Counsel, and Secretary of FirsTier Financial, Inc., a multi-bank holding company headquartered in Omaha, Nebraska.

Art N. Burtscher.   Mr. Burtscher is President of McCarthy Group Asset Management in Omaha.  He has been a Director of Great Western since 2001.  He is Vice Chairman and Director of Great Western Bank, Omaha, where he served as President from 1988 to 2001.

Andrew C. Hove, Jr.  Mr. Hove (retired) was Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation in Washington, DC, from 1990 to 2001.  He is the former Chairman and CEO of the Minden Exchange Bank & Trust Company, Minden, Nebraska, where he had served for 30 years.  Mr. Hove became a Director of Great Western in 2001.

Robert W. Murray.  Mr. Murray is a Director of EMC National Life Company, Urbandale, Iowa.  He is the former Vice Chairman of National Travelers Life Insurance Company, former Chairman and CEO of Mercantile Bank Iowa and former Chairman and CEO of Hawkeye Bancorporation.  Mr. Murray became a Director of Great Western in 2001.

Leo W. Smith II.  General Smith (retired) is an independent consultant.  He has been Director of Great Western Bank, Omaha since September 1998 and Director of Great Western since May 2001.  Prior to his service as a Director with United Way of the Midlands in Omaha, Nebraska, General Smith was the last Vice Commander-In-Chief of the Strategic Air Command.

James R. Clark.  Mr. Clark joined Great Western as Chief Financial Officer, Treasurer, and Secretary in August 2001.  From 1994 to 1999, he was Vice President of Finance and Administration of (i)Structure, Inc.  From 1977 to 1994, he held financial positions with Peter Kiewit Sons’, Inc., Omaha, Nebraska.

John L. Hendren.  Mr. Hendren has served as President and CEO of Great Western Bank, Clive since August 2002 (formerly Citizens Bank, Clive).  Since August 1986 he has served as President and CEO of Citizens Bank, My Ayr until its merger into Great Western Bank, Clive in February 2003.  He served as a Director and Vice President of former Citizens Bank of Princeton, Princeton, Missouri, since 1986 which merged into Great Western Bank, Clive in February 2003.

ITEM 11.                  EXECUTIVE COMPENSATION

The following table presents the cash compensation paid by Great Western and its subsidiaries to certain executive officers for the fiscal years 2001 through 2003.  No other executive officer of Great Western received compensation from Great Western exceeding $100,000 for these years.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)
Deryl F. Hamann, Chairman and Chief Executive Officer (2)	2003	$533,891	$159,135	$20,300
	2002	527,312	154,500	29,733
	2001	340,822	150,000	10,000

Daniel A. Hamann, President and Chief Operating Officer	2003	$240,500	$118,750	$47,231
	2002	170,000	0	16,914
	2001	158,500	0	15,070

Daniel J. Brabec, Executive Vice President and Director	2003	$240,469	$93,750	$45,925
	2002	181,245	0	18,009

James R. Clark, Chief Financial Officer, Secretary, Treasurer	2003	$112,333	$28,000	$1,719

(1)  Amounts represent 401(k) Plan employer contributions, a portion of “Split-Dollar” insurance premiums prior to 2003, and amounts allocated under Phantom Stock Agreements.  (See “Phantom Stock Agreements.”)

(2)  Excludes compensation from Great Western Bank, Omaha prior to March 23, 2001.

Great Western does not have any compensatory stock option plan for its executive officers and directors.  None of the directors or officers of Great Western have any options, warrants or other similar rights to purchase securities of Great Western.

Great Western has no board committees at the holding company level except an audit committee and an executive committee.  On June 14, 2000, Great Western adopted an Audit Committee Charter in compliance with SEC and American Stock Exchange rules.  As a result of this action, Great Western added three independent directors to serve on its audit committee.

INDEMNIFICATION

The articles of incorporation of Great Western provide that the board of directors is authorized to indemnify, in the manner and to the extent provided by the Iowa Business Corporation Act, any person entitled to indemnification thereunder.  Generally under Iowa law, any individual who is made a party to a proceeding because the individual is or was a director may be indemnified if the individual acted in good faith and had reasonable basis to believe that:  (1) in the case of conduct in the individual’s official capacity with the corporation, that the individual’s conduct was in the corporation’s best interests; and (2) in all other cases, that the individual’s conduct was at least not opposed to the corporation’s best interest; and regarding any criminal proceedings, the individual had no reasonable cause to believe the individual’s conduct was unlawful.  Iowa law also extends such indemnification to officers, employees, and agents of the corporation and further provides that an Iowa corporation may advance expenses to a director, officer, employee, or agent of the corporation.  Great Western has adopted resolutions to implement such indemnity.

Iowa law also provides that an Iowa corporation may purchase and maintain insurance on behalf of an individual who is or was a director, officer, employee, or agent of the corporation, or who, while a director, officer, employee, or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, against liability asserted against or incurred by that individual in that capacity or arising from the individual’s status as a director, officer, employee, or agent.  Great Western has not purchased such insurance.

The indemnification and advancement of expenses provided by Iowa law are not exclusive of any other rights to which persons seeking indemnification or advancement of expenses are entitled under a provision in the articles of incorporation or bylaws, agreements, vote of stockholders or disinterested directors, or otherwise, both as to action in a person’s official capacity and as to action in another capacity while holding office.  However, such provisions, agreements, votes or other actions shall not provide indemnification for a breach of a director’s duty of loyalty to the corporation or its stockholders, for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of the law, for a transaction from which the person seeking indemnification derives an improper personal benefit, or for liability for unlawful distributions.

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

Great Western is not aware of any other threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

PHANTOM STOCK AGREEMENTS

Great Western’s subsidiary banks have phantom stock agreements with several senior bank officers, including Daniel A. Hamann, Chairman of Great Western Bank, Clive, Jeffory A. Erickson, President and CEO of Great Western Bank, Watertown and Daniel J. Brabec, President and CEO of Great Western Bank, Omaha.  Amounts are accrued for the officers based on their bank’s performance, 50% by achieving certain annual growth rates in net income and 50% by achieving certain annual rates of return on assets.  Accumulated amounts are payable to the officers over ten years beginning at age 65 or prior due to death or permanent disability.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of common stock of Great Western as of August 31, 2003 by (1) each shareholder known by Great Western to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Great Western and each named executive officer and (3) all directors and executive officers as a group.  Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class

Deryl F. Hamann	90, 112	(1)	72.12%
1500 Woodmen Tower
Omaha, NE 68102

Daniel A. Hamann	22,707	(2)	18.17%
10834 Old Mill Road, Suite One
Omaha, NE 68154

Esther Hamann Brabec	24,934	(3)	19.95%
10834 Old Mill Road, Suite One
Omaha, NE 68154

Daniel J. Brabec	485	(4)		*
14545 West Center Road
Omaha, NE 68144

Julie Hamann Hodgson	27,759	(5)	22.22%
10834 Old Mill Road, Suite One
Omaha, NE 68154

Art N. Burtscher	-0	-	-0	-
1125 So. 103rd St., Suite 450
Omaha, NE 68124

Jeffory A. Erickson	-0	-	-0	-
35 First Ave NE
Watertown, SD 57201

Andrew C. Hove, Jr.	-0	-	-0	-
6610 Blue Ridge Lane
Lincoln, NE 68516

Robert W. Murray	-0	-	-0	-
1716 So. 42nd St.
West Des Moines, IA 50265

Leo W. Smith II	-0	-	-0	-
1805 Harney St.
Omaha, NE 68102

Thomas B. Fischer	-0	-	-0	-
10834 Old Mill Road, Suite One
Omaha, NE 68154

James R. Clark	-0	-	-0	-
15830 Burt Street
Omaha, NE 68118

All executive officers and directors as a group (ten persons)	113,304		90.68%

(1)          Of this amount, an aggregate of 61,263 shares are held by four separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, Julie Hamann Hodgson, and Karl E. Hamann.  Mr. Hamann as trustee owns an additional 454 shares held by an affiliated company.  In addition, Mr. Hamann owns 28,395 shares individually.

(2)          Of this amount, 2,186 shares are owned by his revocable trust for which he serves as sole trustee, 241 shares are owned by his spouse, and an aggregate of 20,280 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Hodgson.

(3)          Of this amount, 1,881 shares are owned by her revocable trust for which she serves as sole trustee, 485 shares are owned by her spouse, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Hodgson, and 2,288 shares are owned by her as trustee for Julie Hamann Hodgson’s issue.

(4)          Does not include shares beneficially owned by his spouse.  Mr. Brabec disclaims beneficial ownership of such shares.

(5)          Of this amount, 2,099 shares are owned by her revocable trust for which she serves as sole trustee, an aggregate of 20,280 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 2,955 shares are owned by her as trustee for Esther Hamann Brabec’s issue and 2,425 shares are owned by her as trustee for Daniel A. Hamann’s issue.

*  Less than 1%.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Great Western.  Deryl F. Hamann owns them, directly or indirectly, individually or as trustee for the benefit of his children.  Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Great Western’s subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company.  Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $1,074,368 during Great Western’s fiscal year ended June 30, 2003, and $945,665 for the year ended June 30, 2002, for assuming such reinsurance risks with respect to credit insurance originated by Great Western’s subsidiary banks.  Great Western’s subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

In addition, Spectrum Financial Services, Inc. receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law.  Such commissions on credit life insurance originated by Great Western’s subsidiary banks was $54,157 during the fiscal year ended June 30, 2003, and $17,091 during the fiscal year ended June 30, 2002.  Great Western believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

Spectrum Financial Services, Inc. places investment centers in banks, including Great Western’s subsidiary banks, and unaffiliated banks.  The investment centers engage in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees.  Spectrum Financial Services, Inc. pays Great Western’s subsidiary banks lease rentals based on commissions generated.  Gross commissions originated from Great Western’s subsidiary banks were $762,170 during Great Western’s fiscal year ended June 30, 2003, and $764,097 during the fiscal year ended June 30, 2002.  Each Great Western bank received approximately 75% (before broker compensation) of the amount of gross commissions generated from its leased space as rental.  Great Western believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.   Spectrum Financial Services, Inc. sold its interest in the investment center business to an unaffiliated party on July 15, 2003.

Great Western’s banks (excluding Great Western Bank, Omaha) own all of the stock of Great Western Service Corporation.  It provides data processing services and certain related services to the two banks on a break-even basis.  Great Western Service Corporation operates under a lease arrangement for office space from Great Western Bank, Watertown.  Great Western believes that these arrangements are on terms similar to those that would be obtained with an unaffiliated party.

On August 7, 2000, Great Western became the surviving corporation in a merger with the affiliated Citizens Corporation, which owned Citizens Bank, Chariton, Iowa.  The Hamann family or their interests owned beneficially all of the stock to all parties to the merger.  In the merger, the Hamann family or their interests received a total of 7,584 shares of common stock of Great Western.  Shortly prior to the merger the Hamann family or their interests received 10% subordinated capital notes of Citizens Corporation, having a face amount of $1,200,000 due December 31, 2010, as a distribution of income received while Citizens Corporation was an “S” corporation.  Great Western assumed the liability on the capital notes in the merger.

In January of 2001, Great Western Bank, Watertown (formerly F&M Bank), a subsidiary of Great Western, purchased the insurance agency business of Watertown Agency, Inc. from Spectrum Financial Services, Inc. for $539,652.  The selling corporation has been owned by the Hamann family and was engaged in the insurance agency business in Watertown, South Dakota since 1976. Great Western believes that the price paid was similar to the price that would have been paid by an unaffiliated party.

On March 23, 2001, Great Western became the surviving corporation in a merger with the affiliated Great Western Securities, which owned Great Western Bank, Omaha.  The Hamann family or their interests owned 50% of the common stock of Great Western Securities, Inc.  In the merger, the Hamann family or their interests received a total of 46,319 shares of common stock of Great Western.  The remainder of the consideration was paid to an unaffiliated party.

In connection with the acquisition of Great Western Securities, stockholders of Great Western formed Capital Investors, LLC.  Capital Investors, LLC is owned by stockholders of Great Western for the purpose of financing the purchase of Great Western’s subordinated capital notes.  This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Great Western’s subordinated capital notes as Tier II capital for regulatory purposes.  The subordinated capital notes bear interest at a floating rate of one percent per annum over prime rate and will be due March 23, 2011 with interest payable quarterly.  Great Western has the right to prepay the subordinated capital notes without penalty.

Depending upon the availability of funds and Great Western’s capital requirements, Great Western intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011.  Great Western’s obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Great Western’s obligations under its subordinated capital notes.

Capital Investors negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Great Western’s subordinated capital notes.  The loan terms include the option to either fix the rate of interest at the one to five-year treasury rate plus 350 basis points but not less than the lender’s cost of funds plus 250 basis points, or to select a rate of interest at LIBOR plus 215 basis points fixed at intervals ranging from 30 days to 180 days.   Interest is payable quarterly on the loan and principal due March 23, 2006, but expected to be payable  in equal installments annually in each year beginning 2007 through 2011.  Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank.  In addition, the stockholders of Great Western pledged their common stock as additional collateral for Capital Investors’ loan.

Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson, children of Deryl F. Hamann were parties to a Split Dollar Agreement dated July 12, 1995 pursuant to which Great Western paid premiums for insurance on the life of Deryl F. Hamann which are to be repaid upon maturity of the policy.  See Exhibit Document 10.7.  On August 14, 2003, the owners assigned sole ownership of the policy to Great Western and made Great Western sole beneficiary of the policy.

Deryl F. Hamann is Senior Counsel to the law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, Omaha, Nebraska, counsel to Great Western.  See “Legal Proceedings.”  Mr. Hamann devotes approximately 5% of his time to law firm matters, 90% to Great Western matters, and the remaining 5% of his time to other interests.

PART IV

ITEM 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  Documents filed with this report.

(1)  See index to Consolidated Financial Statements on page F-1 of this report.

(2)  All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)  Exhibits

(a) (3) EXHIBITS

REGULATION S-K EXHIBIT NUMBER	DOCUMENT	REFERENCE TO PRIOR FILING OR EXHIBIT NUMBER ATTACHED HERETO	SEQUENTIAL PAGE NUMBER WHERE ATTACHED EXHIBITS ARE LOCATED IN THIS FORM 10-K REPORT
2.2	Agreement and Plan of Merger dated May 25, 2000, between Great Western Bancorporation, Inc. and Citizens Corporation	(2)	Not Applicable
2.3	Agreement dated November 14, 2000, between Jack K. Harvey and Great Western Securities, Inc.	(2)	Not Applicable
2.4	Agreement and Plan of Merger dated December 16, 2000, between Great Western Bancorporation, Inc. and Great Western Securities, Inc.	(2)	Not Applicable
3.1	Articles of Amendment to Articles of Incorporation of Great Western Bancorporation, Inc.	(1)	Not Applicable
3.2	Bylaws of Great Western Bancorporation, Inc.	(1)	Not Applicable
4.1	Form of Subordinated Indenture dated August 18, 1999, entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(1)	Not Applicable
4.1	Form of Subordinated Indenture dated March 19, 2001 entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(2)	Not Applicable
4.1	Form of Subordinate Indenture dated October 29, 2002 entered into between the Registrant and Wilmington Trust Company as Indenture Trustee.	(7)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(1)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(2)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(7)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust I.	(1)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust II.	(2)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust III.	(7)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust I dated as of June 11, 1999.	(1)	Not Applicable
4.4	Trust Agreement of GWB Capital Trust II dated as of January 4, 2001.	(2)	Not Applicable
4.4	Trust Agreement of GWB Capital Trust III dated as of October 15, 2002.	(7)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust I dated August 18, 1999.	(1)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust II dated March 19, 2001.	(2)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust III dated October 29, 2002.	(7)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust I.	(1)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust II.	(2)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust III.	(7)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(1)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(2)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(7)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(1)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(2)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(7)	Not Applicable
4.9	Revised Form of Great Western’s Subordinated Capital Notes due 2011	(3)	Not Applicable
10.1	Time Note dated July 18, 2000, between Great Western Bancorporation, Inc., as borrower, and LaSalle Bank National Association	(2)	Not Applicable
10.3	Agreement for Advances, Pledge and Security Agreement dated September 11, 1995, between Federal Home Loan Bank of Des Moines and Rushmore Bank & Trust. (Registrant’s other subsidiary banks have identical agreements)	(1)	Not Applicable
10.4	Form of CMS™ Agency Agreement (reverse repurchase agreement) between Great Western Bank, Watertown and its customers.	(1)	Not Applicable
10.5	Phantom Stock Long-Term Incentive Plan dated April 30, 2003, between Daniel A. Hamann and Great Western Bank, Clive.	(6)
10.6	License Agreement dated September 5, 1997 between Jack Henry & Associates, Inc. and Great Western Service Corporation.	(1)	Not Applicable
10.7	Split-Dollar Agreement dated July 12, 1995 among Great Western and Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson.	(1)	Not Applicable
10.8	Phantom Stock Long-Term Incentive Plan dated January 24,2000, between Jeffory A. Erickson and Great Western Bank, Watertown.	(5)	Not Applicable
10.9	Phantom Stock Long-Term Incentive Plan dated January 17, 2001, between Dan J. Brabec and Great Western Bank, Omaha.	(5)	Not Applicable
12.1	Statement re Computation of Ratios.	(6)
21	Subsidiaries of Registrant.	(6)
24.1	Power of Attorney for Art N. Burtscher.	(4)	Not Applicable
24.2	Power of Attorney for Andrew C. Hove, Jr.	(4)	Not Applicable
24.3	Power of Attorney for Robert W. Murray.	(4)	Not Applicable
24.4	Power of Attorney for Leo W. Smith.	(4)	Not Applicable
24.5	Power of Attorney for Jeffory A. Erickson.	(5)	Not Applicable
31.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)
31.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)
32.1	Chief Executive Officer’s Certificate Pursuant to 18	(6)

U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)

(1)                                  Filed as exhibits to Great Western’s Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.

(2)                                  Filed as exhibits to Great Western’s Form S-1 registration statement filed on January 12, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(3)                                  Filed as an exhibit to Great Western’s Form S-1 registration statement filed on February 28, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(4)                                  Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

(5)                                  Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.

(6)                                  Filed herewith.

(7)                                  Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust III.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)                                 REPORTS ON FORM 8-K

Great Western filed a current report on Form 8-K (Item 5) subsequent to the quarter ended March 31, 2003.  The Form was filed on May 29, 2003, and reported the name change from Spectrum Bancorporation, Inc. to Great Western Bancorporation, Inc. In addition, two separate issues of Trust Preferred Securities, Spectrum Capital Trust I and Spectrum Capital Trust II are now known as GWB Capital Trust I and GWB Capital Trust II, respectively, the securities will be traded under the symbols GWB PRA and GWB PRB, respectively.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

By	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Deryl F. Hamann		/s/ Daniel A. Hamann
Deryl F. Hamann, Chairman,		Daniel A. Hamann, President
Chief Executive Officer and Director		Chief Operating Officer and
(Principal Executive and Operating Officer)		Director
Date:	9/18/03	Date:	9/18/03

/s/ Thomas B. Fischer		/s/ Arthur N. Burtscher *
Thomas B. Fischer,		Arthur N. Burtscher, Director
Senior Vice President and Director		Date:	9/18/03
Date:	9/18/03

/s/ Daniel J. Brabec		/s/ Andrew C. Hove, Jr. *
Daniel J. Brabec,		Andrew C. Hove, Jr; Director
Executive Vice President		Date:	9/18/03
and Director
Date:	9/18/03	/s/ Robert W. Murray *
Robert W. Murray, Director
/s/ James R. Clark		Date:	9/18/03
Chief Financial Officer and
Secretary/Treasurer		/s/ Leo W. Smith II *
Date:	9/18/03	Leo W. Smith II, Director
		Date:	9/18/03

/s/ Jeffory A. Erickson *		*By: /s/ Deryl F. Hamann
Jeffory A. Erickson, Director		Deryl F. Hamann
Date:	9/18/03	As: Attorney-in-Fact
		Date:	9/18/03

Great Western Bancorporation, Inc.

Accountants’ Report and Consolidated Financial Statements

June 30, 2003, 2002 and 2001

Great Western Bancorporation, Inc.

Independent Accountants’ Report

Board of Directors
Great Western Bancorporation, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Great Western Bancorporation, Inc. (formerly Spectrum Bancorporation, Inc.) as of June 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Great Western Bancorporation, Inc. as of June 30, 2002 and for the years ended June 30, 2002 and 2001, were audited by other accountants whose report dated July 30, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Western Bancorporation, Inc., and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Lincoln, Nebraska
August 15, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Great Western Bancorporation, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Great Western Bancorporation, Inc. (formerly Spectrum Bancorporation, Inc.) and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Western Bancorporation, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
Sioux Falls, South Dakota
July 30, 2002

Great Western Bancorporation, Inc.

Consolidated Balance Sheets

June 30, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets

Cash and due from banks	$64,637	$52,927
Federal funds sold and FHLB overnight deposits	42,522	16,351
Cash and cash equivalents	107,159	69,278
Certificates of deposit	99	497
Securities available for sale	313,136	334,059
Loans, net of allowance for loan losses of $21,251 and $20,344 in 2003 and 2002, respectively	1,599,961	1,475,856
Premises and equipment	43,675	41,803
Accrued interest receivable	13,679	15,089
Core deposits and other intangibles	3,371	9,892
Goodwill	45,930	39,315
Mortgage servicing rights	5,274	15,131
Other assets	15,785	11,237

Total assets	$2,148,069	$2,012,157

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$262,161	$194,792
Interest bearing	1,472,869	1,441,175
Total deposits	1,735,030	1,635,967

Federal funds purchased and securities sold under agreements to repurchase	60,163	70,544
FHLB advances and other borrowings	103,380	70,564
Notes payable	43,700	53,700
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	58,000	48,000
Accrued interest and other liabilities	17,558	17,990
Total liabilities	2,017,831	1,896,765

Minority interests	3,864	5,229

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares; issued and outstanding 2003 - 124,952 shares, 2002 - 125,132 shares	125	125
Additional paid-in capital	2,051	2,058
Retained earnings	106,433	92,285
Accumulated other comprehensive income	6,065	3,995
Total stockholders’ equity	126,374	110,163

Total liabilities and stockholders’ equity	$2,148,069	$2,012,157

See Notes to Consolidated Financial Statements.

Great Western Bancorporation, Inc.

Consolidated Statements of Income

Years Ended June 30, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001
Interest and Dividend Income
Loans	$109,877	$110,101	$77,622
Taxable securities	12,415	14,966	10,148
Nontaxable securities	1,812	1,291	1,010
Dividends on securities	242	290	268
Federal funds sold and other	724	1,267	2,621

Total interest and dividend income	125,070	127,915	91,669

Interest Expense
Deposits	35,793	46,620	42,305
Federal funds purchased and securities sold under agreements to repurchase	824	1,644	1,567
FHLB advances and other borrowings	4,123	4,218	3,321
Notes payable	2,397	2,955	1,909
Company obligated mandatorily redeemable preferred securities	5,068	4,744	2,723

Total interest expense	48,205	60,181	51,825

Net Interest Income	76,865	67,734	39,844

Provision for Loan Losses	4,371	6,067	2,618

Net Interest Income After Provision for Loan Losses	72,494	61,667	37,226

Noninterest Income
Service charges and other fees	13,080	10,134	6,297
Net gains from sale of loans	6,770	2,917	1,152
Loan servicing fees	3,404	3,524	240
Casualty insurance commissions	995	741	689
Credit life and H&A insurance commissions	375	416	262
Health and life insurance commissions	100	136	82
Other insurance commissions	268	222	112
Real estate brokerage commissions	14	84	99
Investment center income	635	855	503
Gain on securities, net	1,862	215	133
Trust department income	1,684	1,610	617
Net gain (loss) from sale of other real estate owned and other assets	1,206	(96)	158
Other	961	1,139	1,123

Total noninterest income	31,354	21,897	11,467

Noninterest Expense
Salaries and employee benefits	$33,323	$28,851	$17,569
Occupancy expenses, net	4,227	3,770	2,268
Data processing	3,676	3,091	2,115
Equipment expenses	2,757	2,510	1,519
Advertising	3,743	2,180	1,270
Professional fees	3,165	2,711	1,894
Communication expenses	2,042	1,858	1,210
Amortization of goodwill	—	—	728
Amortization and valuation adjustments of mortgage servicing rights acquired	15,358	9,049	304
Amortization of core deposits and other intangibles	1,901	2,629	960
Other	7,268	5,669	3,994

	77,460	62,318	33,831

Income Before Income Taxes and Minority Interests	26,388	21,246	14,862

Provision for Income Taxes	9,839	7,393	4,922

Income Before Minority Interests	16,549	13,853	9,940

Minority Interests	618	636	522

Net Income	$15,931	$13,217	$9,418

Basic Earnings Per Common Share	$121.61	$98.36	$101.16

Weighted Average Shares Outstanding	125,071	125,221	91,598

See Notes to Consolidated Financial Statements.

Great Western Bancorporation, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 2003, 2002 and 2001

(In thousands, except share and per share data)

	Comprehensive Income	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balance, July 1, 2000		$1,700	$79	$2,069	$46,331	$(2,357)

Net income	$9,418	—	—	—	9,418	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	3,865	—	—	—	—	3,865
Comprehensive income	$13,283
Redeem 120 shares of common stock		—	—	(5)	(73)	—
Issue 100,000 shares of preferred stock and 46,319 shares of common stock for acquisition		10,000	46	—	26,761	737
Cash dividends paid:
Preferred stock		—	—	—	(152)	—
Common stock, $18.01 per share		—	—	—	(1,493)	—

Balance, June 30, 2001		11,700	125	2,064	80,792	2,245

Net income	$13,217	—	—	—	13,217	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	1,750	—	—	—	—	1,750
Comprehensive income	$14,967
Redeem 135 shares of common stock		—	—	(6)	(73)	—
Cash dividends paid:
Preferred stock		—	—	—	(900)	—
Common stock, $6.00 per share		—	—	—	(751)	—

Balance, June 30, 2002		11,700	125	2,058	92,285	3,995

Net income	$15,931	—	—		15,931	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	2,070	—	—	—	—	2,070
Comprehensive income	$18,001
Redeem 180 shares of common stock		—	—	(7)	(115)	—
Deemed dividend to affiliate		—	—	—	(196)	—
Cash dividends paid:
Preferred stock		—	—	—	(721)	—
Common stock, $6.00 per share		—	—	—	(751)	—

Balance, June 30, 2003		$11,700	$125	$2,051	$106,433	$6,065

See Notes to Consolidated Financial Statements.

Great Western Bancorporation, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Operating Activities
Net income	$15,931	$13,217	$9,418
Items not requiring (providing) cash
Depreciation and amortization	16,973	9,713	4,332
Gain on sale of securities	(1,862)	(215)	(133)
Gain on sale of loans	(6,770)	(2,923)	(1,152)
(Gain) loss from sale of other real estate owned and other assets	(1,206)	96	(158)
Provision for loan losses	4,371	6,067	2,618
Provision for impairment of mortgage servicing rights	4,208	5,233	37
Deferred income taxes	(5,335)	(3,742)	(720)
Minority interests	618	636	522
Loans originated for resale	(405,482)	(171,386)	(87,311)
Proceeds from sale of loans originated for resale	384,476	171,601	84,987
Changes in
Accrued interest receivable	1,422	946	(3,517)
Other assets	(2,858)	865	8,543
Accrued interest and other liabilities	(1,092)	(4,640)	(6,758)

Net cash provided by operating activities	3,394	25,468	10,708

Investing Activities
Purchase of certificates of deposit	—	(4,199)	(5,465)
Proceeds from maturities of certificates of deposit	398	5,235	6,704
Purchase of securities available for sale	(213,279)	(169,624)	(39,683)
Proceeds from sales and maturities of securities available for sale	238,555	129,521	44,074
Purchase of mortgage servicing rights	(518)	(4,939)	(4,844)
Proceeds from sale of mortgage servicing rights	—	38	—
Net increase in loans	(97,881)	(132,146)	(78,508)
Purchase of premises and equipment	(6,147)	(4,511)	(6,129)
Proceeds from sale of premises and equipment	754	67	4
Purchase of other assets	—	(125)	—
Proceeds from sale of other assets	5,120	572	—
Business acquisition	19,139	83	(43,819)

Net cash used in investing activities	(53,859)	(180,028)	(127,666)

	2003	2002	2001
Financing Activities
Net increase in deposits	$74,324	$115,288	$131,263
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,373)	8,440	842
Proceeds from issuance of preferred securities	10,000	—	27,600
Proceeds from notes payable	40,690	40,522	47,826
Principal payments on notes payable	(17,882)	(35,095)	(24,268)
Debt issuance costs incurred	(8)	(38)	(1,402)
Purchase of minority interests	(3,017)	—	—
Proceeds from sale of minority interests	1,166	—	1,063
Purchase of common stock for retirement	(122)	(79)	(78)
Dividends paid, including $184, $245 and $133 paid to minority interests, respectively	(1,656)	(1,896)	(578)
Payment of other liabilities	(4,776)	(9,740)	—
Net cash provided by financing activities	88,346	117,402	182,268

Increase (Decrease) in Cash and Cash Equivalents	37,881	(37,158)	65,310

Cash and Cash Equivalents, Beginning of Year	69,278	106,436	41,126

Cash and Cash Equivalents, End of Year	$107,159	$69,278	$106,436

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$50,205	$63,996	$50,368
Income taxes	14,032	10,353	3,157

Supplemental Schedules of Noncash Investing and Financing Activities
Net change in unrealized gain/loss on securities available for sale, net of deferred income taxes	$2,070	$1,750	$3,865
Dividend declared in the form of notes payable	—	—	1,200
Purchase of mortgage servicing rights for other liabilities	4,984	914	10,000
Loans transferred to other real estate owned and other assets	2,496	2,005	621

See Notes to Consolidated Financial Statements.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:                            Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Great Western Bancorporation, Inc. (“Great Western”, formerly Spectrum Bancorporation, Inc.) is a multi-bank holding company organized under the laws of Iowa whose primary business is providing the traditional functions of trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota and Iowa based subsidiary banks.  The Banks are subject to competition from other financial institutions.  The Banks are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.  Substantially all of Great Western’s income is generated from banking operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Great Western and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank, (Great Western Bank, Omaha, 100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (Great Western Bank, Watertown, 96.1% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (Great Western Bank, Clive, 100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization; GWB Capital Trust I (100.0% owned); GWB Capital Trust II (100.0% owned) and GWB Capital Trust III (100.0% owned). Great Western Bank, Omaha also owns 100.0% of GWB Leasing, Inc., a leasing company.  See “Changes in Minority Interests and Business Acquisitions”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), federal funds sold and FHLB overnight deposits.

Trust Assets

Assets (other than cash deposits) held in fiduciary or agency capacities for customers, are not included in these financial statements, since such items are not assets of Great Western.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses, net of related income taxes, excluded from income and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income over the terms of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in income as realized losses.  Gains and losses on the sale of the securities are recorded on the trade date and are determined using the specific identification method.

Great Western’s investments in nonmarketable equity securities are substantially all stock of the Federal Home Loan Bank and the Federal Reserve Bank and privately held equity securities.  Although no ready open market exists for the stock, and they have no quoted market value, the issuers will generally repurchase the stock at par value.

Interest and dividends on investments in debt and equity securities are included in income when earned.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.

Interest on loans is accrued daily on the outstanding balances.  For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.  For loans on which the accrual of interest has been discontinued, cash collections are credited to the loan receivable balance, and interest income is not recognized on those loans until the principal balance has been collected.

Substantial portions of loan fees charged or received on the origination of mortgage loans are related to loans sold on the secondary market with servicing released and are recognized as income when received.  Certain other loan fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan’s yield.  Great Western is generally amortizing these amounts over the contractual life of the loan.  Commitment fees based upon the amount of a customer’s line of credit and fees related to letters of credit are not significant and are recognized in income when received.

Great Western grants real estate, commercial and consumer loans to customers primarily in Nebraska, South Dakota, Missouri, Kansas and Iowa and has purchased loans primarily originated in those states and surrounding states.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.  Collateral held varies, but includes accounts receivable, inventory, property and equipment, residential real estate, income-producing commercial properties and government guarantees.

Loans originated and intended for sale on the secondary market are sold on a prearranged basis.  Loans held for sale are included in loans receivable and are stated at the lower of cost or estimated fair value in the aggregate.  Loans held for sale totaled $27,401,000 and $6,396,000 as of June 30, 2003 and 2002, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that Great Western will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and probability of collecting scheduled payments of principal and interest when due according to contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, Great Western does not separately identify individual consumer and residential loans for impairment disclosures.

Other Real Estate Owned

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	3 – 50
Furniture and equipment	5 – 15

Intangible Assets

Intangible assets consist of goodwill, value of core deposits, an unidentifiable intangible asset related to a branch acquisition, client listing and franchise.  Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions.  The unidentifiable intangible asset represents the excess of fair value of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution in accordance with Financial Accounting Standards Board (FASB) Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition.  Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

On October 1, 2002, Great Western elected adoption of FASB Statement No. 147, “Acquisitions of Certain Financial Institutions”.  This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.”  Transaction provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of FASB Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination.  If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date FASB Statement No. 142 was applied in its entirety.

Great Western has identified those unidentifiable intangible assets that arose from a business combination.  In applying FASB Statement No. 147, Great Western has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002.   As of June 30, 2003 total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $45,930,000 and core deposit intangible and other, net was $3,371,000.  The effect of this reclassification on the consolidated financial statements is not material.

On July 1, 2001, Great Western elected early adoption of FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets”.  FASB Statement No. 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, “Business Combinations” (APB 16).  FASB Statement No. 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting.  FASB Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, “Intangible Assets.”  FASB Statement No. 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements.  The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process.  The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

Great Western has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill.  In applying FASB Statement No. 142, Great Western has re-evaluated the useful lives of these separable intangible assets.  The weighted average life of the remaining amortizable intangible assets is 6 years.  In the year of adoption, FASB Statement No. 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption.  The first step of the test was completed as of July 1, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test was not applicable.  As of June 30, 2003 and 2002, the fair values of each reporting unit were reviewed and it was determined that the fair values were equal to or greater than the fair values as of July 1, 2001; hence no indications of goodwill impairment were found.

The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Goodwill	Straight-line (prior to July 1, 2001)	11 – 40
Core deposit	Straight-line & accelerated	5
Unidentifiable intangible asset	Straight-line (prior to July 1, 2002)	15
Client listing	Straight-line	10 - 15
Franchise	Straight-line	5 - 10

Mortgage Servicing Rights

The cost of mortgage servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues.  The cost of mortgage servicing rights acquired and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues.  Projected net servicing revenue is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio.  Great Western estimates future prepayment rates based on relevant characteristics of the servicing portfolio.  Impairment of mortgage servicing rights acquired is assessed based on the fair value of those rights as compared to amortized cost.  For purposes of measuring impairment, the rights are stratified based on investor remittance type.  Fair values are estimated using discounted cash flows based on interest rates commensurate with the risks involved.  Impairment, if any, is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount of the stratum.

Income Taxes

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

Deferred Compensation

The net present value of payments expected to be made under deferred compensation agreements is being accrued over the respective employees’ expected employment service period.

Earnings Per Common Share

Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  Dividends accumulated or declared on cumulative preferred stock, which totaled $721,000, $900,000 and $152,000 for the years ended June 30, 2003, 2002 and 2001, respectively, reduced the earnings available to common stockholders in the computation.  Great Western has no common stock equivalents.

Operating Segments

Great Western uses the “management approach” for reporting information about segments in annual and interim financial statements.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company.  Based on the “management approach” model, Great Western has determined that its business is comprised of a single operating segment.

Fair Value of Financial Instruments

Great Western in estimating the fair value of its financial instruments as presented in Note 20, used the following methods and assumptions:

Carrying amounts approximate fair values for the following instruments:

Cash and due from banks

Federal funds sold and FHLB overnight deposits

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

All loans except variable rate loans described above

Fixed rate time certificates

Notes payable with a fixed interest rate

Company obligated mandatorily redeemable preferred securities

Mortgage servicing rights acquired

Fees currently being charged for similar instruments, taking into account the remaining terms of the agreements and the counterparties’ credit standing:

Off-balance sheet instruments:

Letters of credit

Commitments to extend credit

Note 2:                            Changes in Minority Interests and Business Acquisitions

On May 30, 2003, Great Western Bank, Rapid City (formerly Rushmore Bank & Trust) merged with and into Great Western Bank, Watertown (formerly F & M Bank).  Management of Great Western does not expect the merger to have a material effect on the business or earnings of Great Western. The merger will be accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger will not require any restatement of financial statements on a consolidated basis. Regulatory approval was obtained.

In May 2003, Great Western Bank, Watertown (formerly F&M Bank) purchased a total of 40 shares of common stock of Great Western Bank, Watertown from minority shareholders for $155,412.  This transaction was accounted for as a purchase.

In May 2003, Great Western Bank, Watertown (formerly F&M Bank) sold a total of 200 shares of common stock of Great Western Bank, Watertown to a minority shareholder for $1,165,587.

On May 29, 2003, Spectrum Bancorporation, Inc. was renamed Great Western Bancorporation, Inc. In addition, on May 29, 2003, Spectrum Capital Trust I and Spectrum Capital Trust II were renamed GWB Capital Trust I and GWB Capital Trust II, respectively.

On March 17, 2003, Spectrum Banc Service Corporation was renamed Great Western Service Corporation.

On March 3, 2003, Rushmore Bank and Trust, Rapid City, South Dakota and F & M Bank, Watertown, South Dakota were renamed Great Western Bank.

On February 21, 2003, Citizens Bank, Mt Ayr, Iowa and Citizens Bank of Princeton, Princeton, Missouri merged with and into Citizens Bank, Clive, Iowa.  All three banks are 100.0% owned subsidiaries of Great Western.  In addition, on March 29, 2003, the surviving bank was renamed Great Western Bank.  Management of Great Western does not expect the merger to have a material effect on the business or earnings of Great Western. The merger was accounted for at historical cost in a manner similar to a pooling-of-interests combination and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.  Regulatory approval had been obtained.

On January 24, 2003, Great Western purchased from a minority shareholder 180 shares of common stock and 1,800 shares of preferred stock in its subsidiary, Great Western Bank, Rapid City (formerly Rushmore Bank & Trust), for $2,111,492.  This transaction was accounted for as a purchase.  After January 24, 2003, Great Western owned 100.0% of Great Western Bank, Rapid City.

On December 13, 2002, Great Western Bank, Omaha acquired Peoples Bank, Overland Park, Kansas by cash merger.  At December 13, 2002, Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits.  Peoples Bank has one location, which at closing became a branch of Great Western Bank, Omaha. The results of operations of Peoples Bank after the date of acquisition are included in the consolidated financial statements.  Certain disclosures were not made due to the insignificance of this acquisition to the consolidated financial statements.

In October 2002, Great Western purchased a total of 24 shares of common stock of Great Western, Watertown (formerly F & M Bank), from two minority shareholders for $90,765.  This transaction was accounted for as a purchase.

On September 30, 2002, Great Western acquired 1,688 shares (4.8%) of the common stock of Great Western, Clive (formerly Citizens Bank, Clive, Iowa) for $673,288 in cash from a minority shareholder.  The transaction was accounted for as a purchase.

As of February 28, 2002 Great Western Bank, Watertown (formerly F&M Bank) acquired by merger First Western Bank, N.A., Atkinson, Nebraska (“First Western”) and Marquette Bank Nebraska, N.A., O’Neill, Nebraska (“Marquette”) for $17,484,000.  At February 28, 2002, First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders’ equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operation of First Western and Marquette after the date of acquisition are included in the consolidated financial statements.

On March 23, 2001 Great Western (formerly Spectrum) acquired Great Western Securities (“GWS”) for $58,348,384 in cash and by issuing 46,319 shares of common stock and $10,000,000 in nonvoting, non-cumulative perpetual preferred stock.  The common stock was issued to existing shareholders in Great Western for their 50% interest in GWS.  The remaining portion was purchased from an unrelated party.  The acquisition has been accounted for as a purchase and results of operation of GWS since the date of acquisition are included in the consolidated financial statements.  The net assets previously attributed to the ownership of Great Western’s shareholders were recorded at predecessor cost, due to the shareholders’ continuing interests.  The remaining net assets were recorded at fair value.  As a result of the merger, a core deposit intangible of $6,775,000 has been recognized and is being amortized over 5 years by an accelerated method.

Unaudited pro forma consolidated results of operations as though Great Western Securities had been acquired as of the July 1, 2000 (in thousands except share data) are summarized below.

June 30, 2001
Total interest income	$130,785
Net interest income	66,243
Net income	10,156
Basic earnings per common share	72.68
Weighted average shares outstanding	125,354

The above amounts reflect adjustments for amortization of intangible assets, additional depreciation and amortization on revalued purchased assets and deposits, and preferred stock dividend requirements.

On March 31, 2001 Great Western Bank, Watertown (formerly F&M Bank) acquired Founders Trust National Bank, Sioux Falls, South Dakota (“Founders”) for $2,501,000, subject to adjustment for certain contingencies.  At March 31, 2001, Founders had assets of $34,644,000, deposits of $31,588,000, and net loans of $17,762,000.  The acquisition has been accounted for as a purchase and results of operations of Founders after the date of acquisition are included in the consolidated financial statements.

A summary of the fair value of net assets acquired and net cash and cash equivalents paid (received) (in thousands) on the dates of acquisition is as follows:

	Fiscal 2003 Acquisitions	Fiscal 2002 Acquisitions	Fiscal 2001 Acquisitions

Assets acquired:
Securities	$390	$27,289	$126,333
Loans receivable	2,910	62,981	578,167
Other assets	22	1,638	10,172
Premises and equipment	65	3,285	15,612
Mortgage servicing rights	—	—	3,825
Core deposit and other intangibles	304	754	6,775
Goodwill	2,017	4,182	33,433

Liabilities assumed and equity instruments issued:

Deposits	(24,739)	(99,589)	(598,292)
Common stock issued	—	—	(27,544)
Preferred stock issued	—	—	(10,000)
Other liabilities	(108)	(623)	(94,662)
Net cash and cash equivalents paid (received)	$(19,139)	$(83)	$43,819

Note 3:                            Restrictions on Cash and Due from Banks

Great Western’s banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits.  The total requirement was approximately $1,335,000 and $6,288,000 at June 30, 2003 and 2002, respectively.

Note 4:                            Securities Available for Sale

Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2003:
U.S. Treasury securities	$28,795	$455	$—	$29,250
U.S. Government agencies and corporations, including mortgage-backed securities	192,638	5,339	(22)	197,955
States and political subdivision securities	44,067	2,380	(5)	46,442
Corporate debt securities	29,433	1,457	(17)	30,873
Stock in Federal Home Loan Bank, Federal Reserve Bank and other	8,505	111	—	8,616

	$303,438	$9,742	$(44)	$313,136

As of June 30, 2002:
U.S. Treasury securities	$10,077	$243	$—	$10,320
U.S. Government agencies and corporations, including mortgage-backed securities	242,414	5,090	(27)	247,477
States and political subdivision securities	40,194	792	(30)	40,956
Corporate debt securities	28,010	398	(231)	28,177
Stock in Federal Home Loan Bank, Federal Reserve Bank and other	7,129	—	—	7,129

	$327,824	$6,523	$(288)	$334,059

The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 2003, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value

Due in one year or less	$30,289	$30,809
Due after one year through five years	178,971	185,050
Due after five years through ten years	41,092	42,907
Due after ten years	10,529	10,693
Mortgage-backed securities	34,052	35,061

	$294,933	$304,520

Proceeds from sales of securities available for sale were $63,116,000, $9,760,000, and $7,453,000 for the years ended June 30, 2003, 2002, and 2001, respectively.  Gross gains of $1,862,000, $217,000 and $133,000 and gross losses of $0, $2,000 and $0 were realized on those sales for the years ended June 30, 2003, 2002, and 2001, respectively.  Income taxes on net gains on sales of securities were $652,000, $75,000 and $49,000, in 2003, 2002 and 2001, respectively.

Securities with an amortized cost of approximately $197,528,000 and $197,047,000 at June 30, 2003 and 2002, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

The components of other comprehensive income, net unrealized gain (loss) on securities available for sale, (in thousands) are as follows:

	Years Ended June 30,
	2003	2002	2001
Unrealized holding gain arising during the period	$5,115	$3,010	$6,396
Less reclassification adjustment for net gain realized in net income	(1,862)	(215)	(133)
Net change in unrealized gain before income taxes	3,253	2,795	6,263
Income taxes	(1,139)	(978)	(2,328)
Minority interest in unrealized gain	(44)	(67)	(70)
Other comprehensive income-net change in unrealized gain on securities	$2,070	$1,750	$3,865

Note 5:                            Loans Receivable

The composition of net loans receivable (in thousands) is as follows:

	June 30,
	2003	2002

Commercial and agricultural	$1,235,406	$1,126,417
Real estate loans	194,367	164,812
Loans to individuals	190,579	199,896
Other loans	2,576	6,241
	1,622,928	1,497,366
Deduct:
Allowance for loan losses	(21,251)	(20,344)
Unearned net loan fees	(1,716)	(1,166)

	$1,599,961	$1,475,856

Loans guaranteed by agencies of the U.S. government totaled $40,872,000 and $38,462,000 at June 30, 2003 and 2002, respectively.

Information about impaired loans (in thousands) is as follows:

	As of and for the Year Ended June 30,
	2003	2002	2001
Loans receivable for which there is a related allowance for loan losses	$11,819	$14,081	$14,090
Other impaired loans	5,497	—	—

Total impaired loans	$17,316	$14,081	$14,090

Related allowance for loan losses	$1,863	$3,952	$872
Average monthly balance of impaired loans (based on month end balances)	$14,204	$14,411	$12,941
Interest income recognized on impaired loans	$522	$970	$782

At June 30, 2003 and 2002 accruing loans delinquent ninety days or more totaled $2,130,000 and $1,895,000, respectively.  Nonaccruing loans totaled $9,562,000 at June 30, 2003 and $11,593,000 at June 30, 2002.

Changes in the allowance for loan losses (in thousands) are as follows:

	Years Ended June 30,
	2003	2002	2001
Balance, beginning	$20,344	$18,955	$8,197

Provision charged to operating expense	4,371	6,067	2,618
Business acquisitions (Note 2)	—	999	10,436
Recoveries of amounts charged off	596	774	331
	25,311	26,795	21,582
Amounts charged off	(4,060)	(6,451)	(2,627)

Balance, ending	$21,251	$20,344	$18,955

Note 6:                            Premises and Equipment

The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:

	June 30,
	2003	2002
Land	$6,243	$6,405
Buildings and building improvements	35,078	32,782
Furniture and equipment	25,694	24,289
Construction in process	1,200	303
	68,215	63,779
Less accumulated depreciation	(24,540)	(21,976)
	$43,675	$41,803

Depreciation expense was $3,320,000, $2,961,000, and $2,378,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Note 7:                            Intangible Assets

Goodwill, which is not being amortized subsequent to June 30, 2001, is net of accumulated amortization of $2,934,000 at June 30, 2003 and 2002. No impairment has been recognized on goodwill.

Changes in the carrying amount of goodwill (in thousands) are as follows:

	June 30,
	2003	2002
Balance, beginning	$39,315	$35,133
Arising from completed business acquisitions	2,017	4,182
Reclassification adjustment	4,598	—

Balance, ending	$45,930	$39,315

A summary of intangible assets subject to amortization is as follows (in thousands):

	Mortgage Servicing Rights	Core Deposit Intangible	Other	Total
As of June 30, 2003
Gross carrying amount	$32,462	$7,758	$309	$40,529
Accumulated amortization	(17,709)	(4,615)	(81)	(22,405)
Impairment	(9,479)	—	—	(9,479)
	$5,274	$3,143	$228	$8,645
As of June 30, 2002
Gross carrying amount	$26,960	$7,454	$6,203	$40,617
Accumulated amortization	(6,558)	(2,755)	(1,010)	(10,323)
Impairment	(5,271)	—	—	(5,271)
	$15,131	$4,699	$5,193	$25,023

Amortization of intangible assets, including adjustments for impairments, for the fiscal years ended June 30, 2003, 2002 and 2001 was $17,259,000, $11,678,000 and $1,992,000 respectively.

Estimated amortization of intangible assets for each of the next five fiscal years (assuming no activities, such as acquisitions, which would result in additional amortizable intangible assets and excluding the effect of previous impairments) are as follows (in thousands):

2004	$6,391
2005	4,149
2006	2,402
2007	1,626
2008	1,036

Had the provisions of FASB Statements No. 141 and 142 been applied in fiscal year 2001, Great Western’s net income (in thousands) and net income per share would have been as follows:

	Year Ended June 30, 2001
	Net Income	Per Share
Net Income:
As reported	$9,418	$101.16
Add: Goodwill amortization	728	7.95

Pro forma net income	$10,146	$109.11

Note 8:                            Mortgage Servicing Rights Acquired

Mortgage loans serviced for others are not included in the accompanying financial statements.  The unpaid principal balances (in thousands) of these loans are summarized as follows:

	June 30,
	2003	2002
Mortgage loan portfolios serviced for:
GNMA	$2,668	$3,538
FHLMC	108,591	161,767
FNMA	693,243	887,351
Other investors	23,584	41,248
	$828,086	$1,093,904

Custodial escrow balances maintained in connection with the foregoing loan servicing, which are held by Great Western, were approximately $6,982,000 and $7,734,000 at June 30, 2003 and 2002, respectively.  At June 30, 2003 and 2002, the number of mortgage loan pools serviced for GNMA totaled six.

Following is an analysis of the changes in the mortgage servicing rights:

	June 30,
	2003	2002	2001

Balance at the beginning of period	$15,131	$18,366	$—
Additions	5,501	5,852	18,670
Sales	—	(38)	—
Amortization	(11,150)	(3,816)	(267)
Valuation adjustment	(4,208)	(5,233)	(37)

Balance at end of period	$5,274	$15,131	$18,366

Mortgage servicing rights had an estimated fair value of $5,274,000 and $15,139,000 at June 30, 2003 and 2002, respectively. A total valuation allowance of $9,479,000 and $5,271,000 was recorded as of June 30, 2003 and 2002, respectively.

Note 9:                            Deposits

The composition of deposits (in thousands) is as follows:

	June 30,
	2003	2002
Noninterest bearing demand	$262,161	$194,792
NOW accounts, money market and savings	613,367	596,859
Time certificates, $100,000 or more	265,310	258,329
Other time certificates	594,192	585,987

	$1,735,030	$1,635,967

At June 30, 2003, the scheduled maturities of time certificates (in thousands) are as follows:

2004	$563,945
2005	149,019
2006	70,224
2007-2008	70,227
2009 and thereafter	6,087

$859,502

Note 10:                     Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased totaled $15,140,000 at June 30, 2002.  There were no federal funds purchased at June 20, 2003.

Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date totaled $60,163,000 and $55,404,000 at June 30, 2003 and 2002, respectively.  Securities underlying the agreements had an amortized cost of approximately $67,621,000 and $64,436,000, and fair value of approximately $70,037,000 and $66,089,000 at June 30, 2003 and 2002 respectively.  Great Western holds the securities under third-party safekeeping agreements. For the years ended June 30, 2003, 2002 and 2001, respectively, the maximum month-end balance of the agreements was $69,144,000, $74,471,000 and $65,420,000, and they had an average balance of $59,499,000, $64,943,000 and $53,893,000 and an average interest rate of 4.5%, 4.4% and 5.8%.

Note 11:                     Notes Payable

Notes payable consist of the following (in thousands):

	June 30,
	2003	2002
Subordinated capital notes to Capital Investors, LLC, due March 2011, interest paid quarterly at prime rate plus 100 basis points, unsecured (1)	$35,000	$35,000
Subordinated capital notes, to shareholders, due December 2010, 10% interest paid quarterly	1,200	1,200
Note payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments of $2,250,000 due in April of each year, secured by stock in subsidiary banks	500	7,500
Note payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments of $2,500,000 starting March 2003 due each year thereafter, secured by stock in subsidiary banks	7,000	10,000
Notes payable to Federal Home Loan Bank, interest rates from 2.02%-6.37% and maturity dates from July 2003 to December 2013, secured by real estate loans and Federal Home Loan Bank (FHLB) stock, with various call dates at the option of the FHLB	102,162	69,337
Notes payable to Federal Reserve Bank, consisting of treasury, tax and loan deposits, due on demand	1,115	1,107
Other	103	120

	$147,080	$124,264

(1)          Capital Investors, LLC is owned by certain stockholders of Great Western.

Great Western has a $5,000,000 line of credit from an unaffiliated bank, secured by stock in subsidiary banks, with a maturity date of March 31, 2004.  There were no advances on this line of credit as of June 30, 2002 or 2003.

As of June 30, 2003, notes payable are due or callable (whichever is earlier) as follows (in thousands):

2004	$30,123
2005	21,378
2006	13,541
2007	12,542
2008	13,042
Thereafter	56,454
$147,080

Note 12:                     Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures

Great Western issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust I (formerly Spectrum Capital Trust I) on August 18, 1999.  Cumulative cash distributions bear a 10.0% annual rate.  Great Western issued 2,760,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust II (formerly Spectrum Capital Trust II) on March 19, 2001.  Cumulative cash distributions bear a 9.75% annual rate.  Distributions on both series are paid quarterly. Great Western may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond thirty years from the issuance date.  At the end of any deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed thirty years from the issuance date; however, Great Western has the option to shorten the maturity date to a date not earlier than five years from the issue date.  The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s indebtedness and senior to Great Western’s common and preferred stock.

Great Western issued 10,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust III (formerly Spectrum Capital Trust III) on October 29, 2002 through a private placement.  The distribution rate is set quarterly at three month LIBOR plus 345 basis points, which was set on October 25, 2002 at 5.27%, with a maximum rate of 12.50% through November 7, 2007.  Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, beginning February 7, 2003 and are payable in arrears.  Great Western may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters following suspension of dividends on all other capital stock.  At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed thirty years from the issuance date; however, Great Western has the option to accelerate the maturity date not earlier than five years from the issue date.  The redemption price is $1,000 per capital security plus any accrued and unpaid distributions to the date of redemption.  Holders of the Preferred Securities have no voting rights.  The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock. Proceeds from the issue were used for general corporate purposes.

The sole assets of the trusts are junior subordinated deferrable interest debentures issued by Great Western with interest and maturity provisions similar in term to the respective preferred securities. The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon Great Western making payment on the related junior subordinated debentures.  Great Western’s obligation under the debentures and relevant trust agreements constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the preferred securities.

The Preferred Securities are classified as debt in the accompanying consolidated financial statements.  For regulatory purposes the Preferred Securities qualify as elements of capital.  As of June 30, 2003, $41,087,000 of Preferred Securities was eligible for treatment as Tier 1 capital and $16,913,000 was eligible as Tier 2 capital.

Note 13:                     Income Tax Matters

The provision for income taxes charged to operations consists of the following (in thousands):

	Years Ended June 30,
	2003	2002	2001
Currently paid or payable:
Federal	$13,589	$9,883	$4,757
State	1,585	1,252	885
Deferred benefit	(5,335)	(3,742)	(720)
	$9,839	$7,393	$4,922

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following (in thousands):

	Year Ended June 30,
	2003	2002	2001
Computed “expected” tax expense	$9,236	$7,436	$5,202
Increase (decrease) in incomes taxes resulting from:
Benefit of income taxed at lower rates	—	—	(100)
Tax exempt interest income, net	(1,084)	(832)	(527)
State income taxes, net of federal benefit	1,011	819	575
Effect of Citizens Corporation income not subject to Federal tax due to S-corporation election	—	—	(320)
Goodwill amortization	—	—	222
Other	676	(30)	(130)
	$9,839	$7,393	$4,922

Net deferred tax assets (liabilities) (in thousands) consist of the following components:
		June 30,
		2003	2002
Deferred tax assets:
Allowance for loan losses		$7,137	$6,646
Compensation		775	274
Net operating loss carryforward		677	737
Deposits		129	156
Mortgage servicing rights		6,675	2,435
Other		115	652
		15,508	10,900

Deferred tax liabilities:
Premises and equipment		(3,004)	(3,255)
Securities available for sale		(3,325)	(2,416)
Core deposit intangible		(778)	(1,423)
Other		(767)	(598)
		(7,874)	(7,692)

Net deferred tax asset		$7,634	$3,208

In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets.  The deferred tax asset amounts above include no valuation allowance.

Retained earnings at June 30, 2003 includes approximately $1,107,000 related to the pre-1998 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized.  If Great Western no longer qualifies as a bank or in the event of a liquidation of Great Western, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $367,000 at June 30, 2003.

Note 14:                     Deferred Compensation

Great Western has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior, due to death or disability.  The level of payments is dependent upon Great Western’s earnings during employment.  The net present value of the payments is being accrued over the respective employees’ expected employment service period.  Deferred compensation charged to expense during the years ended June 30, 2003, 2002, and 2001 was $167,000, $163,000 and $190,000, respectively, with a total amount accrued as of June 30, 2003 and 2002 of $869,000 and $748,000, respectively.

Note 15:                     Profit Sharing-Plan

Great Western participates in a multiple employer 401(k) profit sharing plan (the Plan).  All employees are eligible to participate beginning with the first eligibility date following the completion of one year of service and having reached the age of 21.  In addition to employee contributions, Great Western may contribute discretionary amounts for eligible participants.  Contribution rates for participating employers must be equal.  Great Western contributed $1,240,000, $776,000 and 686,000 to the Plan for the years ended June 30, 2003, 2002 and 2001, respectively.

Note 16:                     Regulatory Restrictions

Great Western and its bank subsidiaries are subject to certain restrictions on the amount of dividends which may be declared without prior regulatory approval and are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Great Western’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Great Western and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Great Western and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations).  Management believes Great Western and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 2003.

The most recent notifications from the regulatory agencies categorize each of Great Western’s bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since those notifications that management believes have changed the category.

Actual capital amounts and ratios are also presented in the following table (amounts in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003
Total capital (to risk-weighted assets):
Consolidated	$190,323	11.19%	$136,074	8.00%	N/A	N/A
Great Western Bank, Watertown	79,546	11.62	54,783	8.00	$68,479	10.00%
Great Western Bank, Omaha	70,872	10.30	55,045	8.00	68,806	10.00
Great Western Bank, Clive	37,584	11.61	25,898	8.00	32,372	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	115,058	6.76	68,037	4.00	N/A	N/A
Great Western Bank, Watertown	71,462	10.44	27,392	4.00	41,087	6.00
Great Western Bank, Omaha	62,593	9.10	27,522	4.00	41,284	6.00
Great Western Bank, Clive	33,527	10.36	12,949	4.00	19,423	6.00

Tier 1 capital (to average assets):
Consolidated	115,058	5.55	82,905	4.00	N/A	N/A
Great Western Bank, Watertown	71,462	8.33	34,308	4.00	42,885	5.00
Great Western Bank, Omaha	62,593	7.70	32,504	4.00	40,630	5.00
Great Western Bank, Clive	33,527	8.55	15,687	4.00	19,609	5.00

As of June 30, 2002 (as adjusted for mergers)
Total capital (to risk-weighted assets):
Consolidated	$164,356	10.56%	$124,515	8.00%	N/A	N/A
Great Western Bank, Watertown	70,372	11.19	50,311	8.00	$62,889	10.00%
Great Western Bank, Omaha	69,527	11.08	50,201	8.00	62,751	10.00
Great Western Bank, Clive	36,455	12.31	23,686	8.00	29,608	10.00

Tier I capital (to risk-weighted assets):
Consolidated	96,618	6.21	62,257	4.00	N/A	N/A
Great Western Bank, Watertown	62,891	10.00	25,156	4.00	37,733	6.00
Great Western Bank, Omaha	61,680	9.83	25,100	4.00	37,650	6.00
Great Western Bank, Clive	32,740	11.06	11,843	4.00	17,765	6.00

Tier I capital (to average assets):
Consolidated	96,618	5.00	77,313	4.00	N/A	N/A
Great Western Bank, Watertown	62,891	7.68	32,741	4.00	40,926	5.00
Great Western Bank, Omaha	61,680	8.44	29,236	4.00	36,544	5.00
Great Western Bank, Clive	32,740	8.73	14,997	4.00	18,746	5.00

Limitations exist on the availability of the subsidiary banks’ undistributed income for the payment of dividends without prior approval of the regulatory authorities.  At June 30, 2003, approximately $26,307,000 of the banks’ retained earnings were available for dividend declaration without prior regulatory approval.

Note 17:                     Stock Purchase and Redemption Agreement

Great Western has entered into a stock purchase agreement with one minority stockholder of a subsidiary bank under which Great Western has the right of first refusal to purchase the minority shares of common stock offered for sale by said stockholder at a specified price.  In addition, Great Western has agreed to purchase the shares upon the death or termination of employment of said shareholder, and obligates the estate or shareholder to sell such shares.  If the purchase occurred on June 30, 2003, the total purchase price would be approximately $3,864,000, which is recorded as a component of minority interest.

Note 18:                     Commitments and Contingencies

Financial Instruments With Off-Balance-Sheet Risk

Great Western is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.  Great Western’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  A summary of Great Western’s commitments (in thousands) is as follows:

	June 30,
	2003	2002
Commitments to extend credit	$394,032	$256,881
Letters of credit	10,879	4,921

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Letters of credit are conditional commitments issued by Great Western to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Great Western evaluates each customer’s credit worthiness on a case-by-case basis.  The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.

Construction in Progress

Great Western has entered into contracts to complete construction of additional facilities.  Total estimated costs to complete these projects are approximately $6,010,000 at June 30, 2003.  Construction in progress is approximately $1,200,000 as of June 30, 2003.

Contingencies

In the normal course of business, Great Western is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on Great Western’s financial statements.

Financial Instruments With Concentration of Credit Risk by Geographic Location

A substantial portion of Great Western’s customers’ abilities to honor their contracts is dependent on the economy in eastern and northern Nebraska, northern Missouri, northeastern Kansas, Iowa and South Dakota.  Although Great Western’s loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers.  The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.

Note 19:                     Transactions with Related Parties

Great Western and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were approximately $22,725,000 and $24,770,000 at June 30, 2003 and 2002, respectively. Loan transactions during the years ended June 30, 2003 and 2002 consisted of new loans of $3,789,000 and $13,268,000, respectively, repayments of $3,076,000 and $14,008,000, respectively and other reductions of $2,758,000 and $3,424,000, respectively.  In addition, interest expense to related parties for notes payable as discussed in Note 11 was $1,954,000, $2,486,000, and $332,000 at June 30, 2003, 2002 and 2001, respectively.  These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 20:                     Fair Value of Financial Instruments and Interest Rate Risk

The estimated fair values of Great Western’s financial instruments are (in thousands) as follows:

	June 30,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$64,637	$64,637	$52,927	$52,927
Federal funds sold and FHLB overnight deposits	42,522	42,522	16,351	16,351
Certificates of deposit	99	99	497	497
Securities	313,136	313,136	334,059	334,059
Loans receivable	1,599,961	1,607,029	1,475,856	1,485,697
Mortgage servicing rights	5,274	5,274	15,131	15,139
Accrued interest receivable	13,679	13,679	15,089	15,089

	June 30,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$(1,735,030)	$(1,743,125)	$(1,635,967)	$(1,643,292)
Federal funds purchased and securities sold under agreements to repurchase	(60,163)	(60,163)	(70,544)	(70,544)
Notes payable	(147,080)	(149,420)	(124,264)	(124,799)
Company obligated mandatorily redeemable preferred securities	(58,000)	(60,785)	(48,000)	(49,789)
Accrued interest payable	(9,706)	(9,706)	(11,946)	(11,946)

The estimated fair value of commitments to extend credit and letters of credit at June 30, 2003 and 2002 is insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2003 and 2002.

Great Western assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of Great Western’s financial instruments will change when interest rate levels change and the change may be either favorable or unfavorable to Great Western.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate Great Western’s overall interest rate risk.

Note 21:                     Condensed Financial Statements - Parent Company Only

The following presents condensed parent company only financial statements for Great Western Bancorporation, Inc.

	Condensed Balance Sheets June 30,
	2003	2002
	(In thousands)
Assets
Cash	$5,694	$2,740
Investment in subsidiaries	223,383	210,352
Other assets	5,366	5,855
Total assets	$234,443	$218,947

Liabilities
Notes payable	$103,495	$103,185
Accounts payable and accrued liabilities	4,574	5,599
Total liabilities	108,069	108,784

	Condensed Balance Sheets June 30,
	2003	2002
	(In thousands)
Stockholders’ Equity
Preferred stock	$11,700	$11,700
Common stock	125	125
Additional paid-in capital	2,051	2,058
Retained earnings	106,433	92,285
Accumulated other comprehensive income, net	6,065	3,995
Total stockholders’ equity	126,374	110,163

Total liabilities and stockholders’ equity	$234,443	$218,947

	Condensed Statements of Income Years Ended June 30,
	2003	2002	2001
	(In thousands)
Income:
Dividends received from subsidiaries	$12,454	$9,617	$5,111
Real estate brokerage commissions	14	84	18
Interest	45	85	99
Other	12	18	265
Total income	12,525	9,804	5,493

Expense:
Salaries and employee benefits	808	548	317
Interest	7,622	7,846	4,911
Other	552	559	423
Total expenses	8,982	8,953	5,651
Income (loss) before income tax (benefit) and equity in undistributed income of subsidiaries	3,543	851	(158)
Income tax benefit	3,143	3,790	1,995
Income before equity in undistributed income of subsidiaries	6,686	4,641	1,837
Equity in undistributed income of subsidiaries	9,245	8,576	7,581

Net income	$15,931	$13,217	$9,418

	Condensed Statements of Cash Flows Years ended June 30,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities
Net income	$15,931	$13,217	$9,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other	37	5	9
Equity in undistributed income of subsidiaries	(9,245)	(8,576)	(7,581)
Changes in deferrals and accruals:
Other assets	(613)	1,081	(1,668)
Accounts payable and accrued liabilities	(580)	(629)	5,228
Net cash provided by operating activities	5,530	5,098	5,406

Cash flows from investing activities:
Investment in subsidiaries	(605)	(11,502)	(1,250)
Business acquisitions	—	—	(70,711)
Purchase of securities available for sale	(120)	(83)	(134)
Other	—	(43)	(21)
Net cash used in investing activities	(725)	(11,628)	(72,116)

Cash flows from financing activities:
Proceeds from notes payable	10,310	10,000	75,454
Payments on notes payable	(10,000)	(2,250)	(4,550)
Purchase of minority interest in subsidiary	(764)	—	—
Debt issuance costs incurred	—	(38)	(1,402)
Deemed dividend to affiliate	196	—	—
Dividends paid	(1,471)	(1,651)	(445)
Stock purchased for retirement	(122)	(79)	(78)
Net cash provided by (used in) financing activities	(1,851)	5,982	68,979

Net increase (decrease) in cash	2,954	(548)	2,269
Cash at beginning of year	2,740	3,288	1,019

Cash at end of year	$5,694	$2,740	$3,288

Note 22:                     Quarterly Financial Information (Unaudited)

(Dollars in thousands except earnings per share data)

	Year Ended June 30, 2003
	First	Second	Third	Fourth
Total interest income	$32,559	$31,691	$30,198	$30,622
Net interest income	19,263	19,246	18,877	19,479
Provision for loan losses	1,241	1,288	857	985
Net income	3,318	4,345	5,042	3,226
Basic earnings per common share	23.93	34.42	37.74	25.51

	Year Ended June 30,2002
	First	Second	Third	Fourth
Total interest income	$32,870	$31,492	$30,900	$32,653
Net interest income	15,257	16,136	17,281	19,060
Provision for loan losses	1,161	2,300	1,505	1,100
Net income	1,133	3,959	4,950	3,175
Basic earnings per common share	6.18	31.30	35.83	25.07