Form 10-Q
period 2003-09-30
GREAT WESTERN BANCORPORATION INC
filed 2003-11-10
CIK 1088381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 10, 2003

Common Stock, $1.00 par value	124,952 shares

GREAT WESTERN BANCORPORATION, INC.
INDEX TO FORM 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2003

FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can include words such as “may”, “believe”, “will”, “anticipated”, “estimated”,  “projected”, “could”, “should”, “plan” or similar expressions.  Forward-looking statements are based on management’s current expectations.  Factors that might cause future results to differ from management’s expectations include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, changes in accounting policies or guidelines, changes in the quality or composition of Great Western’s loans and investment portfolios, technology changes and competitive pressures in the geographic and business areas where the Great Western conducts its operations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning Great Western and its business, including other factors that could materially affect the Great Western’s financial results, is included in Great Western’s filings with the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2003	June 30, 2003
	(unaudited)
Assets
Cash and due from banks	$56,015	$64,637
Federal funds sold and FHLB overnight deposits	15,090	42,522
Cash and cash equivalents	71,105	107,159

Certificate of deposit	99	99
Securities available for sale	323,529	313,136
Loans, net of allowance for loan losses of $21,784 and $21,251	1,631,783	1,599,961
Premises and equipment	44,628	43,675
Accrued interest receivable	15,339	13,679
Core deposit and other intangibles	2,941	3,371
Goodwill	45,930	45,930
Mortgage servicing rights	6,582	5,274
Other assets	17,739	15,785
Total assets	$2,159,675	$2,148,069

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$258,032	$262,161
Interest bearing	1,463,753	1,472,869
Total deposits	1,721,785	1,735,030
Federal funds purchased and securities sold under agreements to repurchase	71,845	60,163
FHLB advances and other borrowings	111,616	103,380
Notes payable	43,700	43,700
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	58,000	58,000
Accrued interest and other liabilities	20,666	17,558
Total liabilities	2,027,612	2,017,831

Minority interest in subsidiaries	3,908	3,864

Stockholders’ equity
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 124,952 shares	125	125
Additional paid-in capital	2,051	2,051
Retained earnings	112,743	106,433
Accumulated other comprehensive income	1,536	6,065
Total stockholders’ equity	128,155	126,374

Total liabilities and stockholders’ equity	$2,159,675	$2,148,069

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.
Consolidated Statements of Income
For The Three Months Ended
(In thousands, except share and per share data)
(unaudited)

	September 30, 2003	September 30, 2002
Interest and Dividend Income
Loans	$27,190	$28,189
Taxable securities	2,440	3,731
Nontaxable securities	442	422
Dividends on securities	63	61
Federal funds sold and other	110	156
Total interest and dividend income	30,245	32,559

Interest Expense
Deposits	7,643	10,158
Federal funds purchased and securities sold under agreements to repurchase	177	254
FHLB advances and other borrowings	1,022	1,073
Notes payable	521	628
Company obligated mandatorily redeemable preferred securities	1,301	1,183
Total interest expense	10,664	13,296

Net Interest Income	19,581	19,263
Provision for Loan Losses	955	1,241
Net Interest Income After Provision for Loan Losses	18,626	18,022

Noninterest Income
Service charges and other fees	3,493	3,212
Net gains from sale of loans	2,592	1,345
Loan servicing fees	744	916
Gain on securities, net	1,067	84
Trust department income	468	412
Other	948	784
Total noninterest income	9,312	6,753

Noninterest Expense
Salaries and employee benefits	8,851	7,627
Occupancy expenses	1,083	1,059
Data processing	771	767
Equipment expenses	776	694
Advertising	1,117	909
Professional fees	900	758
Communication expenses	549	482
Amortization of core deposits and other intangibles	370	475
Amortization and valuation adjustments of mortgage servicing rights acquired	717	4,403
Other	1,819	1,845
Total noninterest expense	16,953	19,019

Income Before Income Taxes and Minority Interest	10,985	5,756
Provision for Income Taxes	4,025	2,242

Income Before Minority Interest	6,960	3,514
Minority Interest in Net Income of Subsidiaries	144	196

Net Income	$6,816	$3,318

Basic Earnings Per Common Share	$52.15	$23.93

Cash Dividends Per Share Declared on Common Stock	$1.65	$1.50

Weighted Average Shares Outstanding	124,952	125,132

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.
Consolidated Statements of Cash Flows
For The Three Months Ended
(In thousands)
(unaudited)

	September 30, 2003	September 30, 2002
Cash Flow from Operating Activities
Net cash used in operating activities	$(670)	$(3,408)

Cash Flow from Investing Activities
Proceeds from sales and maturities of securities available for sale	38,466	46,969
Purchase of securities available for sale	(55,151)	(12,057)
Proceeds from sale of other real estate owned	1,982	1,030
Net increase in loans	(22,808)	(37,685)
Proceeds from sale of premises and equipment	62	50
Purchase of premises and equipment	(1,963)	(875)
Purchase of mortgage servicing rights	(973)	(42)
Net cash used in investing activities	(40,385)	(2,610)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(13,245)	28,848
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	23,282	(13,835)
Proceeds from notes payable	3,370	22,501
Payment of other liabilities	(1,125)	(837)
Principal payments on notes payable	(6,734)	(1,841)
Purchase of minority interest in subsidiaries	0	(673)
Dividends paid, including $44 and $69 paid to minority interest, respectively	(547)	(580)
Net cash provided by financing activities	5,001	33,583
Net Increase (Decrease) in Cash and Cash Equivalents	(36,054)	27,565

Cash and Cash Equivalents
Beginning	107,159	69,278
Ending	$71,105	$96,843

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$11,379	$14,434
Cash payments for income taxes	1,065	1,641

Supplemental Schedules of Noncash Investing and Financing Activities
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	(4,529)	1,938
Purchase of mortgage servicing rights for other liabilities	1,053	1,750
Loans transferred to other real estate owned and other assets	435	368

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation.

The consolidated financial statements include the accounts of Great Western and its subsidiaries.  All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (96.1% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization; GWB Capital Trust I (100.0% owned); GWB Capital Trust II (100.0% owned) and GWB Capital Trust III (100.0% owned). Great Western Bank, Omaha also owns 100.0% of GWB Leasing, Inc., a leasing company.

The June 30, 2003 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of September 30, 2003 and for the three months ended September 30, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.  Results for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for future periods.

2.                                       Earnings Per Common Share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $300,000 and $323,000 in the three months ended September 30, 2003 and 2002 respectively, reduced earnings available to common stockholders in the computation.

3.                                       Comprehensive Income.

Comprehensive income was $2,287,000 and $5,256,000 for the three months ended September 30, 2003 and September 30, 2002 respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4.                                       Intangible Assets.

On October 1, 2002, Great Western elected adoption of Statement of Financial Accounting Standards No. 147,  “Acquisitions of Certain Financial Institutions.”  This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.”  Transaction provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination.  If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was applied in its entirety.

Great Western has identified those unidentifiable intangible assets that arose from a business combination.  In applying SFAS 147, Great Western has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002.  As of September 30, 2003, total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $45,930,000 and core deposit intangible and other was $2,941,000.

5.                                       Legal Proceedings.

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against Great Western or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operation.

6.                                       Subsequent Events.

On October 30, 2003, Great Western Bank, Clive entered into a contract to acquire five branches located in Bethany, Grant City, Milan, Sheridan, and Unionville, Missouri from a national bank headquartered in Missouri.  Approximately $22,000,000 in loans, $1,000,000 of fixed assets, and $98,000,000 in deposits will be acquired.  Expected intangible assets of $6,100,000 will be recorded by Great Western Bank, Clive.  The five branches are located in or near the geographic operating market of Great Western Bank, Clive.  Subject to regulatory approval, Great Western expects the purchase to close in the quarter ending March 31, 2004.

7.                                       Recent Accounting Pronouncements.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” applied to Great Western.  This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required.  The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Indirect Guarantees of Indebtedness of Others,” which it supersedes.  The adoption of this Interpretation did not have a material effect on Great Western’s financial position, liquidity or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidated requirements of Interpretation No. 46 apply immediately to  interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period regardless of when the variable interest entity was established.  On October 9, 2003, the FASB deferred the implementation date of Interpretation No. 46 to the first period ending after December 15, 2003.  Management does not believe that this Interpretation will have a material effect on Great Western’s financial position, liquidity or results of operations; however, management continues to review guidance from the FASB and Federal Reserve.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of the above pronouncement did not have a material effect on Great Western’s financial position, liquidity or results of operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Great Western is a multi-bank holding company organized under the laws of Iowa whose primary business is providing trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota and Iowa based subsidiary banks.  Substantially all of Great Western’s income is generated from banking operations.

Great Western’s fiscal year end is June 30.

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2003, have remained unchanged from June 30, 2003.  These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,177,358,000 for the three months ended September 30, 2003, compared to $2,042,608,000 for the three months ended September 30, 2002, a 6.60% increase. Average interest-earning assets were $2,007,104,000 for the three months ended September 30, 2003 and $1,871,561,000 for the three months ended September 30, 2002, representing a 7.24% increase.  Average assets and average interest-earning assets increased due to internal growth and acquisitions.

Total assets were $2,159,675,000 at September 30, 2003, an increase of $11,606,000 or 0.54% from June 30, 2003. The increase in total assets is due to a $31,822,000 or 1.99% increase in loans, net of unearned fees, and an increase of $10,393,000 or 3.31% in securities available for sale; offset by a decrease of $27,432,000 or 64.51% in federal funds sold.

Loans, net unearned fees, grew $31,822,000 or 1.99% during the three months ended September 30, 2003 due to internal growth.

Loans originated for resale were $162,998,000 for the three months ended September 30, 2003; an increase of  $96,376,000 when compared to $66,622,000 for the three months ended September 30, 2002. The increase in loans originated for resale is due to the decline in mortgage rates.

Securities available for sale were $323,529,000 at September 30, 2003, an increase of $10,393,000 or 3.31% from June 30, 2003. The increase in securities available for sale is a result of investing the proceeds from federal funds sold in US Treasury and US Government Agency securities.

Mortgage servicing rights, net, were $6,582,000 at September 30, 2003, an increase of $1,308,000 or 24.80%, from June 30, 2003.  Mortgage servicing rights increased due to purchases of $2,025,000 and decreased by $717,000 due to amortization expense, net of valuation adjustments.  See “Noninterest Expense”.

The allowance for loan losses increased to $21,784,000 at September 30, 2003 from $21,251,000 at June 30, 2003. The allowance represented 1.32% and 1.31% of loans, net unearned fees as of September 30, 2003 and June 30, 2003.  The increase in allowance for loan losses was due to a greater increase in loan loss provisions when compared to net charge-offs during the period.  See “Provision for Loan Losses”.

For the three months ended September 30, 2003, Great Western’s annualized return on average assets (“ROA”) was 1.25%, compared to 0.65% for the three months ended September 30, 2002. Return on average stockholders’ equity (“ROE”) for the three months ended September 30, 2003 and 2002 was 21.42% and 11.79%, respectively.  The increases in ROA and ROE are due to a 105.42% increase in net income for the three months ending September 30, 2003, when compared to the same period a year ago.

Cash and cash equivalents, certificates of deposit, and securities available for sale totaled $394,733,000 or 18.28% of total assets at September 30, 2003, compared to $420,394,000 or 19.57% of total assets at June 30, 2003.  The decrease occurred primarily in federal funds sold.  Federal funds sold decreased $27,432,000, or 64.51%, due to a reduction of funds received from mortgage servicing loan payoffs as interest rates have increased and the investment of the proceeds from federal funds sold in US Treasury and US Government Agency securities.

At September 30, 2003, Great Western’s leverage ratio was 5.84%, Tier 1 risk-based capital ratio was 7.25%, and total risk-based capital ratio was 11.54%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At September 30, 2003, Great Western had net risk-weighted assets of $1,709,553,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002.

Net Interest Income

Total interest and dividend income for the three months ended September 30, 2003 was $30,245,000, a 7.11% decrease from $32,559,000 for the three months ended September 30, 2002. The slight decrease is the result of lower interest rates earned on interest bearing assets during the current period when compared to the same period September 30, 2002, despite an overall growth in average interest earning assets of 7.24%.

Total interest expense for the three months ended September 30, 2003 was $10,664,000, a 19.80% decrease from $13,296,000 for the three months ended September 30, 2002. The decrease was the result of lower interest rates paid for interest bearing liabilities for the current period when compared to the same period a year ago.

Average interest-bearing liabilities were $1,748,846,000 and $1,696,308,000 for the three month periods ended September 30, 2003 and September 30, 2002 respectively.  Average interest-bearing liabilities increased $55,538,000 or 3.10% between periods. This increase is primarily due to acquisitions and an increase in average interest-bearing deposits.

Net interest income was $19,581,000 for the three months ended September 30, 2003, compared to $19,263,000 for the same period in 2002, an increase of 1.65%. Great Western’s net interest margin decreased to 3.90% for the three months ended September 30, 2003 from

4.09% for the three months ended September 30, 2002. The decrease in the net interest margin was caused by the downward repricing of interest-earning assets and interest bearing liabilities for the three months ended September 20, 2003 compared to September 30, 2002.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2003, was $955,000, compared to $1,241,000 for the three months ended September 30, 2002.  The decrease was due to a decline in estimated loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2003 was $9,312,000, an increase of $2,559,000, or 37.89%, over the same period last fiscal year. The increase resulted primarily from a $281,000 increase in service charges and other fees, a $1,247,000 increase in net gains from the sale of loans and a $983,000 increase in net gains from the sale of securities.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2003 was $16,953,000, a decrease of $2,066,000 or 10.86% over the same period last fiscal year.  The decrease resulted primarily from a $3,686,000 decrease in amortization and valuation adjustment of mortgage servicing rights; offset by a $1,224,000 increase in salaries and employee benefits.

The amortization and valuation adjustment expense of mortgage servicing rights decreased $3,686,000 to $717,000 for the three months ended September 30, 2003 from $4,403,000 for the three months ended September 30, 2002.  The decrease in the amortization and the valuation adjustment expense is a result of the impact of the declining interest rates on the value of the mortgage servicing rights recognized during the three months ended September 30, 2002, compared to more stable interest rates during the three months ended September 30, 2003, and the reduction of the net book value of the mortgage servicing rights at September 30, 2003, from September 30, 2002.

A change in mortgage interest rates in future periods may result in further changes in prepayment rates and further changes in amortization expenses, the result of which will be estimated at the end of each quarter.

Income Taxes

Income taxes for the three months ended September 30, 2003 and September 30, 2002 were $4,025,000 and $2,242,000 respectively. The increase is due to a 90.87% or $5,229,000, increase in pretax income; offset by a decrease in the effective rate to 36.64% from 38.95% in the previous period.  These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

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

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to Great Western’s interest rates and maturities for interest-earning assets acquired and interest-bearing liabilities accepted.

There has not been a material change in the interest rate sensitivity of Great Western during the three months ended September 30, 2003.

ITEM 4:	CONTROLS AND PROCEDURES

Great Western’s principal executive officer and principal financial officer have concluded that Great Western’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by Great Western in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Great Western’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

None

ITEM 5:                             OTHER INFORMATION

None

ITEM 6:                             EXHIBITS AND REPORTS ON FORM 8-K

(a).                               Exhibits:

31.1 -                    Chief Executive Officer’s Certificate Pursuant to Rule 13(a) – 14 of the Securities and Exchange Act of 1934, as Amended,  as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 -                    Chief Financial Officer’s Certificate Pursuant to Rule 13(a) – 14 of the Securities and Exchange Act of 1934, as Amended,  as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 -                    Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 -                    Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(b).                              Reports on Form 8-K:

The Company filed a current report on Form 8-K (Item 1) subsequent to the quarter ended September 30, 2003.  The Form 8-K was filed on October 14, 2003, and reported the resignation of Deryl F. Hamann as trustee of four family trusts which holds control of Great Western Bancorporation, Inc. (Great Western); and through exercise and acceptance of Special Power and Appointment of Successor Trustees, Daniel A. Hamann, Esther Hamann Brabec, and Julie Hamann Hodgson will serve as trustees of the four family trusts.  The change in trustees resulted in a change in control of Great Western, with Daniel A. Hamann beneficially owning directly or indirectly 43.54% of the voting stock, Esther Hamann Brabec beneficially owning directly or indirectly 45.32% of the voting stock, and Julie Hamann Hodgson beneficially owning directly or indirectly 47.58% of the voting stock.  After the change in control, Deryl F. Hamann owns 22.91% of the voting stock of Great Western.

The Company filed a current report on Form 8-K (Item 5) subsequent to the quarter ended September 30, 2003.  The Form 8-K was filed on October 14, 2003, and reported that all of the holders of Common or Preferred Stock of the Company, excluding the current holder of Series 3 Preferred Stock, entered into a Stock Purchase Agreement.  This Agreement supersedes in its entirety the Common Stock Purchase Agreement dated December 31, 1992.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: November 10, 2003	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief
Executive Officer (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: November 10, 2003	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary and Treasurer