Form 10-Q
period 2003-12-31
GREAT WESTERN BANCORPORATION INC
filed 2004-02-04
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 3, 2004
Common Stock, $1.00 par value	123,802 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can include words such as “may”, “believe”, “will”, “anticipated”, “estimated”, “projected”, “could”, “should”, “plan” or similar expressions. Forward-looking statements are based on management’s current expectations. Factors that might cause future results to differ from management’s expectations include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, changes in accounting policies or guidelines, changes in the quality or composition of Great Western’s loans and investment portfolios, technology changes and competitive pressures in the geographic and business areas where Great Western Bancorporation, Inc. (“Great Western”) conducts its operations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Great Western and its business, including other factors that could materially affect Great Western’s financial results, is included in Great Western’s filings with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2003	June 30, 2003
	(unaudited)
Assets
Cash and due from banks	$63,905	$64,637
Federal funds sold and FHLB overnight deposits	982	42,522

Cash and cash equivalents	64,887	107,159
Certificates of deposit	99	99
Securities available for sale	364,472	313,136
Investment in affiliate	693	0
Loans, net of allowance for loan losses of $22,496 and $21,251	1,691,249	1,599,961
Premises and equipment, net	45,355	43,675
Accrued interest receivable	14,151	13,679
Core deposit intangible and other, net	2,575	3,371
Goodwill, net	45,930	45,930
Mortgage servicing rights, net	8,615	5,274
Other assets	17,610	15,785

Total assets	$2,255,636	$2,148,069

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$261,360	$262,161
Interest bearing	1,463,066	1,472,869

Total deposits	1,724,426	1,735,030

Federal funds purchased and securities sold under agreements to repurchase	79,681	60,163
FHLB advances and other borrowings	179,581	103,380
Notes payable	36,700	43,700
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	58,000	58,000
Subordinated debentures	23,093	0
Accrued interest and other liabilities	16,292	17,558

Total liabilities	2,117,773	2,017,831

Minority interest in subsidiaries	4,012	3,864

Stockholders’ equity
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 124,952 shares	125	125
Additional paid-in capital	2,051	2,051
Retained earnings	118,068	106,433
Accumulated other comprehensive income	1,907	6,065

Total stockholders’ equity	133,851	126,374

Total liabilities and stockholders’ equity	$2,255,636	$2,148,069

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2003	December 31, 2002
Interest and Dividend Income
Loans	$27,267	$27,807
Taxable securities	2,442	3,103
Nontaxable securities	421	457
Dividends on securities	81	59
Federal funds sold and other	37	265

Total interest and dividend income	30,248	31,691

Interest Expense
Deposits	7,136	9,260
Federal funds purchased and securities sold under agreements to repurchase	271	220
FHLB advances and other borrowings	976	1,071
Notes payable	500	616
Company obligated mandatorily redeemable preferred securities	1,301	1,278
Subordinated debentures	39	0

Total interest expense	10,223	12,445

Net Interest Income	20,025	19,246
Provision for Loan Losses	1,332	1,288

Net Interest Income After Provision for Loan Losses	18,693	17,958

Noninterest Income
Service charges and other fees	3,560	3,431
Net gains from sale of loans	1,094	1,701
Loan servicing fees, net	781	916
Gain on securities, net	0	6
Trust department income	489	477
Other	922	793

Total noninterest income	6,846	7,324

Noninterest Expense
Salaries and employee benefits	8,678	8,151
Occupancy expenses, net	1,062	1,026
Data processing	1,021	1,008
Equipment expenses	692	714
Advertising	932	1,169
Professional fees	751	844
Amortization of core deposits and other intangibles	362	465
Amortization and valuation adjustments of mortgage servicing rights acquired	710	2,285
Other	2,392	2,442

Total noninterest expense	16,600	18,104

Income Before Income Taxes and Minority Interest	8,939	7,178
Income Taxes	3,236	2,643

Income Before Minority Interest	5,703	4,535
Minority Interest in Net Income of Subsidiaries	135	190

Net Income	$5,568	$4,345

Basic Earnings Per Common Share	$44.26	$34.42

Cash Dividends Per Share Declared on Common Stock	$1.65	$1.50

Weighted Average Shares Outstanding	124,952	125,132

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Income

For The Six Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2003	December 31, 2002
Interest and Dividend Income
Loans	$54,457	$55,996
Taxable securities	4,882	6,834
Nontaxable securities	864	879
Dividends on securities	144	120
Federal funds sold and other	146	421

Total interest and dividend income	60,493	64,250

Interest Expense
Deposits	14,779	19,418
Federal funds purchased and securities sold under agreements to repurchase	448	477
FHLB advances & other borrowings	1,997	2,088
Notes payable	1,021	1,297
Company obligated mandatorily redeemable preferred securities	2,602	2,461
Subordinated debentures	39	0

Total interest expense	20,886	25,741

Net Interest Income	39,607	38,509
Provision for Loan Losses	2,287	2,529

Net Interest Income After Provision for Loan Losses	37,320	35,980

Noninterest Income
Service charges and other fees	7,052	6,643
Net gains from sale of loans	3,686	3,046
Loan servicing fees, net	1,525	1,832
Gain on securities, net	1,067	90
Trust department income	957	889
Other	1,870	1,577

Total noninterest income	16,157	14,077

Noninterest Expense
Salaries and employee benefits	17,529	15,778
Occupancy expenses, net	2,145	2,085
Data processing	1,791	1,775
Equipment expenses	1,469	1,408
Advertising	2,050	2,078
Professional fees	1,651	1,602
Amortization of core deposits and other intangibles	732	940
Amortization and valuation adjustments of mortgage servicing rights acquired	1,426	6,688
Other	4,759	4,769

Total noninterest expense	33,552	37,123

Income Before Income Taxes and Minority Interest	19,925	12,934
Income Taxes	7,261	4,885

Income Before Minority Interest	12,664	8,049
Minority Interest in Net Income of Subsidiaries	279	386

Net Income	$12,385	$7,663

Basic Earnings Per Common Share	$96.41	$58.35

Cash Dividends Per Share Declared on Common Stock	$3.30	$3.00

Weighted Average Shares Outstanding	124,952	125,132

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Cash Flows

For The Six Months Ended

(In thousands)

(unaudited)

	December 31, 2003	December 31, 2002
Cash Flow from Operating Activities
Net cash used in operating activities	$(5,206)	$(18,872)

Cash Flow from Investing Activities
Proceeds from maturities of certificates of deposit	0	198
Proceeds from sales and maturities of securities available for sale	65,777	98,624
Purchase of securities available for sale	(123,018)	(62,323)
Proceeds from sale of other real estate owned	2,686	1,598
Purchase of Trust Common Securities	(693)	0
Business acquisition (See below)	0	19,139
Net increase in loans	(72,908)	(36,758)
Proceeds from sale of premises and equipment	62	574
Purchase of premises and equipment	(4,540)	(2,564)
Purchase of mortgage servicing rights	(1,893)	(118)

Net cash provided by (used in) investing activities	(134,527)	18,370

Cash Flows from Financing Activities
Proceeds from issuance of preferred securities and subordinated debentures	23,093	10,000
Net increase (decrease) in deposits	(10,604)	33,840
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	19,518	(8,080)
Net increase (decrease) in FHLB advances and other borrowings	41,380	0
Proceeds from notes payable	77,505	27,500
Payment of other liabilities	(2,914)	(2,236)
Principal payments on notes payable	(56,684)	(11,854)
Debt issuance cost incurred	0	(9)
Purchase of minority interest in subsidiaries	0	(764)
Dividends paid, including ($138) and ($108) paid to minority interest, respectively	(833)	(875)

Net cash provided by financing activities	97,461	47,522

Net increase (decrease) in cash and cash equivalents	(42,272)	47,020
Cash and cash equivalents:
Beginning	107,159	69,278

Ending	$64,887	$116,298

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$20,886	$26,942
Cash payments for income taxes	5,683	8,331
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	(4,204)	1,581
Purchase of mortgage servicing rights for other liabilities	2,875	2,864
Loans transferred to other real estate owned and other assets	839	696
Deemed dividend to affiliate	0	(196)
Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Securities		$390
Loans receivable		2,910
Other assets		22
Premises and equipment		65
Goodwill		2,017
Intangibles assets		304
Liabilities assumed
Deposits		(24,379)
Other liabilities		(108)

Net cash and cash equivalent (received)		$(19,139)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation.

The consolidated financial statements include the accounts of Great Western Bancorporation, Inc. (“Great Western”) and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (96.1% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization; GWB Capital Trust I (100.0% owned); GWB Capital Trust II (100.0% owned), and GWB Capital Trust III (100.0% owned). Great Western Bank, Omaha also owns 100.0% of GW Leasing, Inc., a leasing company.

The June 30, 2003 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of December 31, 2003 and for the three and six months ended December 31, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2003 filed with the Securities and Exchange Commission. Results for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for future periods.

2.	Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $38,000 in the three months ended December 31, 2003 and 2002 and totaled $338,000 and $361,000 for the six months ended December 31, 2003 and 2002, reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3.	Comprehensive Income.

Comprehensive income was $5,940,000 and $3,988,000 for the three months ended December 31, 2003 and 2002 and $8,227,000 and $9,244,000 for the six months ended December 31, 2003 and December 31, 2002. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4.	Intangible Assets.

On October 1, 2002, the Company elected adoption of Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions.” This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was applied in its entirety.

Great Western has determined those unidentifiable intangible assets that arose from a business combination. In applying SFAS 147, Great Western has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002. As of December 31, 2003, total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $45,930,000 and core deposit intangible and other was $2,575,000.

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

On October 30, 2003, Great Western Bank, Clive entered into a contract to acquire five branches located in Bethany, Grant City, Milan, Sheridan, and Unionville, Missouri from a national bank headquartered in Missouri. On November 21, 2003, Great Western Bank, Clive amended the contract to acquire another branch in Albany, Missouri. Approximately $32,600,000 in loans, $1,200,000 of fixed assets, and $132,000,000 in deposits will be acquired. Great Western Bank, Clive, will record expected intangible assets of $7,800,000. The six branches are located in or near the geographic operating market of Great Western Bank, Clive. Great Western expects the purchase to close in the quarter ending March 31, 2004.

7.	Financing Activities.

Great Western issued $23,093,000 in subordinated debentures on December 17, 2003 to Great Western Statutory Trust IV (“GWST IV”) a variable interest entity, of which Great Western owns 100% of the common securities disclosed as Investment in affiliate. GWST IV issued 22,400 shares, $1,000 par value of Capital Trust Pass-Through Securities (Preferred Securities) through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 285 basis points. Distribution payment dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. GWST IV may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock of Great Western. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Preferred Securities will be redeemed thirty years from the issuance date; however, the Company has the right to redeem the securities in whole or in part on or after December 17, 2008. GWST IV has the right to redeem the Preferred Securities in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture Agreement if a Special Event occurs prior to December 17, 2008. A “Special Event” means any Capital Treatment event, an Investment Company Event or a Tax Event. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock.

The sole asset of GWST IV is junior subordinated deferrable interest debentures issued by Great Western with interest and maturity provisions similar in term to the respective Preferred Securities. GWST IV’s ability to pay amounts due on the Preferred Securities is solely dependent upon Great Western making payment on the related junior subordinated debentures. Great Western’s obligation under the debentures and relevant trust agreement constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trust under the Preferred Securities.

In adopting FASB Interpretation No. 46, Great Western deconsolidates GWST IV and reports the junior subordinated deferrable debentures as debt in the accompanying consolidated financial statements. For regulatory purposes, the Preferred Securities qualify as elements of capital for Great Western. Proceeds from the issue were used for general corporate purposes. See “Recent Accounting Pronouncements”.

8.	Recent Accounting Pronouncements.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” applied to Great Western. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures” and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and supercedes FASB Interpretation No. 34 “Disclosure of Indirect Guarantees of Indebtedness of Others.” The adoption of this Interpretation did not have a material effect on Great Western’s financial position, liquidity or results of operation.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”(“FIN 46”). This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period regardless of when the variable interest entity was established. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods ending after December 31, 2003. Great Western adopted FIN 46 for the quarter ended December 31, 2003 and disclosed the investment in Great Western Statutory Trust IV on a deconsolidated basis. Great Western does not expect the adoption of FIN 46 to significantly impact Great Western’s financial position, cash flows or results of operation.

The Financial Accounting Standards Board has published a revision to Interpretation 46 (“FIN 46R”) to clarify provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R(or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Great Western adopted FIN 46R for the quarter ended December 31, 2003 and continues to consolidate GWB Capital Trust I, GWB Capital Trust II, and GWB Capital Trust III. Great Western does not expect the adoption of FIN 46R to significantly impact Great Western’s financial position, cash flows or results of operation.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. (“FASB No. 150”) This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

FASB No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of FASB No. 150 did not have a material effect on Great Western’s financial position, liquidity or results of operations.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of December 31, 2003, have remained unchanged from June 30, 2003. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,209,243,000 for the six months ended December 31, 2003, compared to $2,063,954,000 for the six months ended December 31, 2002, a 7.04% increase. Average interest-earning assets were $2,036,505,000 six months ended December 31, 2003 and $1,892,952,000 for the six months ended December 31, 2002, representing a 7.58% increase. Average assets and average interest-earning assets increased due to internal growth.

Total assets were $2,255,636,000 at December 31, 2003, an increase of $107,567,000 or 5.01% from June 30, 2003. The increase in total assets is due to a $51,336,000 or 16.39% increase in securities available for sale and a $91,288,000 or 5.71% increase in loans, net earned fees and allowance for loan losses offset by the decrease in cash and cash equivalents.

Cash and cash equivalents (cash, due from banks, federal funds sold and FHLB overnight deposits) decreased $42,272,000 or 39.45% due to mortgage servicing loan payoffs, resulting from a low market mortgage interest rate environment, a $51,336,000 or 16.39% increase in securities and a $9,803,000 or .67% decrease in interest bearing deposits.

Loans, net of unearned fees, grew $91,288,000 or 5.71% during the six months ended December 31, 2003 due to internal growth. Included are loans originated for resale of $7,827,000 at December 31, 2003, a decrease of $19,574,000 when compared to $27,401,000 at June 30, 2003. The decrease in loans originated for resale is due to the increase in mortgage rates.

Mortgage servicing rights, net, were $8,615,000 at December 31, 2003, an increase of $3,341,000 or 63.35%, from June 30, 2003. Mortgage servicing rights increased due to purchases of $4,768,000 and a $2,592,000 valuation adjustment offset by $4,019,000 amortization expense. See “Noninterest Expense”.

The allowance for loan losses increased to $22,496,000 at December 31, 2003 from $21,251,000 at June 30, 2003. The allowance represented 1.31% and 1.31% of loans, net of unearned fees as of December 31, 2003 and June 30, 2003. The increase in allowance for loan losses was due to a greater increase in loan loss provisions when compared to net charge-offs during the period. See “Provision for Loan Losses”.

For the six months ended December 31, 2003, the Company’s annualized return on average assets (“ROA”) was 1.23%, compared to 0.7% for the six months ended December 31, 2002. Return on average stockholders’ equity (“ROE”) for the six months ended December 31, 2003 and 2002 was 21.63% and 13.4%, respectively. The increases in ROA and ROE are due to a 61.62% increase in net income for the six months ending December 31, 2003 when compared to the same period a year ago.

Cash and cash equivalents, certificates of deposit and securities available for sale totaled $429,458,000 or 19.04% of total assets at December 31, 2003, compared to $420,394,000 or 19.57% at June 30, 2003. The increase occurred primarily from an increase in securities available for sale offset by a decrease in federal funds sold and FHLB overnight deposits.

At December 31, 2003, the Company’s leverage ratio was 6.15%, Tier 1 risk-based capital ratio was 7.38%, and total risk-based capital ratio was 12.70%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At December 31, 2003, the Company had net risk-weighted assets of $1,781,743,000.

RESULTS OF OPERATION

Comparison of the Three Months Ended December 31, 2003 and December 31, 2002.

Net Interest Income

Total interest income for the three months ended December 31, 2003 was $30,248,000, a 4.55% decrease from $31,691,000 for the three months ended December 31, 2002. The slight decrease was due to a decrease in interest earned on loans, federal funds sold and FHLB overnight deposits, and taxable securities for the current fiscal period when compared to the same fiscal period one year ago. Average interest-bearing assets were $2,036,505,000 and $1,914,343,000 for the three months ended December 31, 2003 and three months ended December 31, 2002, respectively. Average interest-bearing assets increased between periods $122,162,000 or 6.38%.

Total interest expense for the three months ended December 31, 2003 was $10,223,000, a 17.85% decrease from $12,445,000 for the three months ended December 31, 2002. The decrease was the result of lower interest rates paid for interest bearing deposits and notes payable for the current period when compared to the same period a year ago. Average interest-bearing liabilities were $1,806,181,000 and $1,608,195,000 for the three months ended December 31, 2003 and three months ended December 31, 2002, respectively. Average interest-bearing liabilities increased between periods $197,986,000 or 12.31%.

Net interest income was $20,025,000 for the three months ended December 31, 2003, compared to $19,246,000 for the same period in 2002, an increase of 4.05%. Great Western’s net interest margin decreased to 3.85% for the three months ended December 31, 2003 from 4.0% for the three months ended December 31, 2002. The decrease in the net interest margin was caused by a smaller increase in net interest income when compared to the increase in the average interest earning assets.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2003, was $1,332,000, compared to $1,288,000 for the three months ended December 31, 2002. The increase was due to the growth in loans and an increase in estimated losses.

Noninterest Income

Noninterest income for the three months ended December 31, 2003 was $6,846,000, a decrease of $478,000 or 6.53% over the same period last fiscal year. The decrease resulted primarily from a $607,000 decrease in gain on the sale of loans.

Noninterest Expense

Noninterest expense for the three months ended December 31, 2003 was $16,600,000, a decrease of $1,504,000 or 8.31% for the current fiscal period when compared to the same fiscal period one year ago. The decrease resulted primarily from a $1,575,000 decrease in amortization and valuation adjustment of mortgage servicing rights.

The amortization and valuation adjustment expense of mortgage servicing rights decreased $1,575,000 to $710,000 for the three months ended Decreased 31, 2003 from $2,295,000 for the three months ended December 31, 2002. The decrease in the amortization and the valuation adjustment expense is a result of more stable interest rates during the three months ended December 31, 2003, when compared to the same fiscal period one year ago.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates, acceleration in amortization expenses, and an increase in the valuation allowance.

Income Taxes

Income taxes for the three months ended December 31, 2003 and December 31, 2002 were $3,236,000 and $2,643,000. The increase is due to a 24.53% or $1,761,000, increase in pretax net income. The effective tax rates for the periods were 36.2% and 36.8%. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Comparison of the Six Months Ended December 31, 2003 and December 31, 2002.

Net Interest Income

Total interest income for the six months ended December 31, 2003 was $60,493,000, a 5.85% decrease from $64,250,000 for the six months ended December 31, 2002. The decrease was due to a decrease of $1,539,000 in interest earned on loans and a decrease of $1,952,000 in interest earned on taxable securities. Average interest-bearing assets were $2,011,464,000 and $1,892,952,000 for the six months ended December 31, 2003 and six months ended December 31, 2002, respectively. Average interest-bearing assets increased between periods by $118,512,000 or 6.26%.

Total interest expense for the six months ended December 31, 2003 was $20,886,000, an 18.86% decrease from $25,741,000 for the six months ended December 31, 2002. The decrease was the result of lower interest rates paid for interest bearing deposits during fiscal 2003 when compared to the same period a year ago. Average interest-bearing liabilities were $1,778,658,000 and $1,700,252,000 for the six months ended December 31, 2003 and six months ended December 31, 2002, respectively. Average interest-bearing liabilities increased between periods by $78,406,000 or 4.61%.

Net interest income was $39,607,000 for the six months ended December 31, 2003, compared to $38,509,000 for the same period in 2002, an increase of 2.85%. Great Western’s net interest margin decreased to 3.89% for the six months ended December 31, 2003 from 4.1% for the six months ended December 31, 2002. The decrease in the net interest margin was caused by a smaller increase in the net interest income when compared to increase in the average interest earning assets.

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 2003, was $2,287,000, compared to $2,529,000 for the six months ended December 31, 2002. The decrease was due to a decline in estimated loan losses for the current period offset by the growth in loans.

Noninterest Income

Noninterest income for the six months ended December 31, 2003 was $16,157,000, an increase of $2,080,000, or 14.78%, over the same period last fiscal year. The increase resulted primarily from a $977,000 increase in sale of securities and a $640,000 increase in net gains from sale of loans.

Noninterest Expense

Noninterest expense for the six months ended December 31, 2003 was $33,552,000, a decrease of $3,571,000 or 9.62% for the current fiscal period when compared to the same fiscal period one year ago. The decrease resulted primarily from a $5,262,000 decrease in amortization of mortgage servicing rights offset by a $1,751,000 increase in salaries and employee benefits.

Amortization and valuation adjustment of mortgage servicing rights for the six months ended December 31, 2003 was $1,426,000 which was a $5,262,000 decrease compared to $6,688,000 for the six months ended December 31, 2002. The decrease in the amortization and the valuation adjustment expense is a result of more stable interest rates during the six months ended December 31, 2003, when compared to the same fiscal period one year ago.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates, acceleration in amortization expenses, and an increase in the valuation allowance.

Income Taxes

Income taxes for the six months ended December 31, 2003 and December 31, 2003 were $7,261,000 and $4,885,000. The increase is due to a 54.0% or $6,991,000 increase in pretax net income. The effective tax rates for the periods were 37.5% and 37.8%. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

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

There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 2003.

ITEM 4:	DISCLOSURE CONTROLS AND PROCEDURES

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

The Company filed a current report on Form 8-K (Item 1) on October 14, 2003, and reported the resignation of Deryl F. Hamann as trustee of four family trusts which holds control of Great Western Bancorporation, Inc. (Great Western); and through exercise and acceptance of Special Power and Appointment of Successor Trustees, Daniel A. Hamann, Esther Hamann Brabec, and Julie Hamann Hodgson will serve as trustees of the four family trusts. The change in trustees resulted in a change in control of Great Western, with Daniel A. Hamann beneficially owning directly or indirectly 43.54% of the voting stock, Esther Hamann Brabec beneficially owning directly or indirectly 45.32% of the voting stock, and Julie Hamann Hodgson beneficially owning directly or indirectly 47.58% of the voting stock. After the change in control, Deryl F. Hamann owns 22.91% of the voting stock of Great Western.

The Company filed a current report on Form 8-K (Item 5) on October 14, 2003, and reported that all of the holders of Common or Preferred Stock of the Company, excluding the current holder of Series 3 Preferred Stock, entered into a Stock Purchase Agreement. This Agreement supersedes in its entirety the Common Stock Purchase Agreement dated December 31, 1992.

The Company filed a current report on Form 8-K (Item 5) during the quarter ended December 31, 2003. The Form 8-K was filed on December 23, 2003, and reported the Company had issued 22,400 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities) of Great Western Statutory Trust IV on December 17, 2003 through a private placement.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: February 3, 2004	By:	/s/ DERYL F. HAMANN

Deryl F. Hamann, Chairman and Chief Executive Officer (Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: February 3, 2004	By:	/s/ JAMES R. CLARK

James R. Clark, CFO, Secretary and Treasurer