Form 10-Q
period 2004-03-31
GREAT WESTERN BANCORPORATION INC
filed 2004-04-30
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 30, 2004
Common Stock, $1.00 par value	123,802 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2004

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

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2004	June 30, 2003
	(unaudited)
Assets
Cash and due from banks	$58,208	$64,637
Federal funds sold and FHLB overnight deposits	44,889	42,522

Cash and cash equivalents	103,097	107,159
Certificates of deposit	99	99
Securities available for sale	375,498	313,136
Investment in affiliates	3,262	0
Loans, net of allowance for loan losses of $22,383 and $21,251	1,752,152	1,599,961
Premises and equipment, net	47,658	43,675
Accrued interest receivable	14,175	13,679
Core deposit intangible and other, net	3,361	3,371
Goodwill, net	51,847	45,930
Mortgage servicing rights, net	11,772	5,274
Other assets	17,850	15,785

Total assets	$2,380,771	$2,148,069

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$269,944	$262,161
Interest bearing	1,616,313	1,472,869

Total deposits	1,886,257	1,735,030
Federal funds purchased and securities sold under agreements to repurchase	77,852	60,163
FHLB advances and other borrowings	109,877	103,380
Notes payable	36,700	43,700
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	0	58,000
Subordinated debentures	108,662	0
Accrued interest and other liabilities	16,633	17,558

Total liabilities	2,235,981	2,017,831

Minority interest in subsidiaries	4,127	3,864

Stockholders’ equity
Preferred stock, $100 par value; 500,000 shares authorized; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 123,802 shares and 124,952 shares	124	125
Additional paid-in capital	2,032	2,051
Retained earnings	122,782	106,433
Accumulated other comprehensive income	4,025	6,065

Total stockholders’ equity	140,663	126,374

Total liabilities and stockholders’ equity	$2,380,771	$2,148,069

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	March 31, 2004	March 31, 2003
Interest and Dividend Income
Loans	$27,408	$26,617
Taxable securities	2,778	2,877
Nontaxable securities	398	475
Dividends on securities	78	60
Federal funds sold and other	51	169
Subordinated debentures	40	0

Total interest and dividend income	30,753	30,198

Interest Expense
Deposits	6,961	8,269
Federal funds purchased and securities sold under agreements to repurchase	289	178
FHLB advances and other borrowings	1,048	1,007
Notes payable	471	557
Company obligated mandatorily redeemable preferred securities	0	1,310
Subordinated debentures	1,571	0

Total interest expense	10,340	11,321

Net Interest Income	20,413	18,877
Provision for Loan Losses	869	857

Net Interest Income After Provision for Loan Losses	19,544	18,020

Noninterest Income
Service charges and other fees	3,690	3,214
Gain on sale of loans, net	934	1,815
Loan servicing fees, net	960	804
Gain on sale of securities, net	229	278
Trust department income	593	382
Other	1,034	1,932

Total noninterest income	7,440	8,425

Noninterest Expense
Salaries and employee benefits	8,875	8,880
Occupancy expenses, net	1,133	1,093
Data processing	935	994
Equipment expenses	720	715
Advertising	1,031	624
Professional fees	725	718
Amortization of core deposit and other intangibles	399	480
Amortization and valuation adjustments of mortgage servicing rights acquired	571	2,579
Other	2,364	2,238

Total noninterest expense	16,753	18,321

Income Before Income Taxes and Minority Interest	10,231	8,124
Income Taxes	3,697	2,989

Income Before Minority Interest	6,534	5,135
Minority Interest in Net Income of Subsidiaries	153	93

Net Income	$6,381	$5,042

Basic and Diluted Earnings Per Common Share	$49.07	$37.74

Cash Dividends Per Share Declared on Common Stock	$1.65	$1.50

Weighted Average Shares Outstanding - Basic and Diluted	123,913	125,066

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Income

For The Nine Months Ended

(In thousands, except share and per share data)

(unaudited)

	March 31, 2004	March 31, 2003
Interest and Dividend Income
Loans	$81,864	$82,613
Taxable securities	7,660	9,711
Nontaxable securities	1,262	1,354
Dividends on securities	222	180
Federal funds sold and other	197	590
Subordinated debentures	40	0

Total interest and dividend income	91,245	94,448

Interest Expense
Deposits	21,740	27,687
Federal funds purchased and securities sold under agreements to repurchase	737	650
FHLB advances & other borrowings	3,041	3,099
Notes payable	1,496	1,855
Company obligated mandatorily redeemable preferred securities	2,602	3,771
Subordinated debentures	1,609	0

Total interest expense	31,225	37,062

Net Interest Income	60,020	57,386
Provision for Loan Losses	3,156	3,386

Net Interest Income After Provision for Loan Losses	56,864	54,000

Noninterest Income
Service charges and other fees	10,742	9,857
Gain on sale of loans, net	4,620	4,861
Loan servicing fees, net	2,485	2,636
Gain on sale of securities, net	1,296	368
Trust department income	1,549	1,271
Other	2,909	3,509

Total noninterest income	23,601	22,502

Noninterest Expense
Salaries and employee benefits	26,404	24,658
Occupancy expenses, net	3,283	3,178
Data processing	2,726	2,769
Equipment expenses	2,189	2,123
Advertising	3,080	2,702
Professional fees	2,376	2,320
Amortization of core deposit and other intangibles	1,131	1,420
Amortization and valuation adjustments of mortgage servicing rights acquired	1,998	9,267
Other	7,123	7,007

Total noninterest expense	50,310	55,444

Income Before Income Taxes and Minority Interest	30,155	21,058
Income Taxes	10,958	7,874

Income Before Minority Interest	19,197	13,184
Minority Interest in Net Income of Subsidiaries	432	479

Net Income	$18,765	$12,705

Basic and Diluted Earnings Per Common Share	$145.47	$96.09

Cash Dividends Per Share Declared on Common Stock	$4.95	$4.50

Weighted Average Shares Outstanding – Basic and Diluted	124,608	125,110

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Cash Flows

For The Nine Months Ended

(In thousands)

(unaudited)

	March 31, 2004	March 31, 2003
Cash Flow from Operating Activities
Net cash provided by operating activities	$9,623	$9,226

Cash Flow from Investing Activities
Proceeds from maturities of certificates of deposit	0	398
Proceeds from sales and maturities of securities available for sale	118,052	147,624
Purchase of securities available for sale	(189,921)	(136,282)
Proceeds from sale of other real estate owned	2,860	3,383
Purchase of trust common securities	(1,467)	0
Business acquisition (See below)	82,398	19,139
Net increase in loans	(103,366)	(49,138)
Proceeds from sale of premises and equipment	856	704
Purchase of premises and equipment	(5,827)	(4,962)
Purchase of mortgage servicing rights	(2,321)	(294)

Net cash used in investing activities	(98,736)	(19,428)

Cash Flows from Financing Activities
Proceeds from issuance of preferred securities and subordinated debentures	48,867	10,000
Net increase in deposits	28,094	43,941
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	17,689	(12,985)
Net increase in FHLB advances and other borrowings	2,440	24,649
Proceeds from notes payable	172,655	32,500
Payment of other liabilities	(6,451)	(3,760)
Principal payments on notes payable	(175,598)	(42,500)
Debt issuance cost incurred	(63)	(9)
Purchase of minority interest in subsidiaries	0	(2,876)
Dividends paid, including ($146) and ($161) paid to minority interest, respectively	(1,400)	(1,408)
Retirement of common stock	(1,182)	(121)

Net cash provided by financing activities	85,051	47,431

Net increase (decrease) in cash and cash equivalents	(4,062)	37,229
Cash and cash equivalents:
Beginning	107,159	69,278

Ending	$103,097	$106,507

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$32,024	$39,169
Cash payments for income taxes	11,773	11,866
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	(2,063)	908
Purchase of mortgage servicing rights for other liabilities	6,180	3,956
Loans transferred to other real estate owned and other assets	2,635	1,044
Deemed dividend to affiliate	0	(196)
Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Securities	0	$390
Loans, net	$31,972	2,910
Other assets	249	22
Premises and equipment	1,870	65
Core deposit intangibles and other	1,184	2,017
Goodwill	5,917	304
Liabilities assumed
Deposits	(123,133)	(24,379)
Other liabilities	(457)	(108)

Net cash and cash equivalents (received)	$(82,398)	$(19,139)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation.

The consolidated financial statements include the accounts of Great Western Bancorporation, Inc. (“Great Western”) and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank (100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (96.1% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization. Great Western Bank, Omaha also owns 100.0% of GW Leasing, Inc., a leasing company. GWB Capital Trust I, GWB Capital Trust II and GWB Capital Trust III were consolidated at June 30, 2003 and for the period ended December 31, 2003. See “Recent Accounting Pronouncements”.

The June 30, 2003 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of March 31, 2004 and for the three and nine months ended March 31, 2004 and 2003 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operation and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2003 filed with the Securities and Exchange Commission. Results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for future periods.

2.	Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $300,000 and $322,000 in the three months ended March 31, 2004 and 2003 and totaled $638,000 and $683,000 for the nine months ended March 31, 2004 and 2003, reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3.	Comprehensive Income.

Comprehensive income was $8,499,000 and $4,369,000 for the three months ended March 31, 2004 and 2003 and $16,726,000 and $13,613,000 for the nine months ended March 31, 2004 and March 31, 2003. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4.	Intangible Assets.

On October 1, 2002, the Company elected adoption of Financial Accounting Standards Board (FASB) Statement No. 147, “Acquisitions of Certain Financial Institutions.” This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002, with earlier application permitted. The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of Statement 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was applied in its entirety.

Great Western has determined those unidentifiable intangible assets that arose from a business combination. In applying FASB Statement No. 147, Great Western has reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002. As of March 31, 2004, total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $51,847,000 and core deposit intangible and other was $3,361,000.

5. Legal Proceedings.

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against Great Western or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operation.

6. Business Acquisition.

On October 30, 2003, Great Western Bank, Clive entered into a contract to acquire five branches located in Bethany, Grant City, Milan, Sheridan, and Unionville, Missouri from a national bank headquartered in Missouri. On November 21, 2003, Great Western Bank, Clive amended the contract to acquire another branch in Albany, Missouri. The six branches are located in or near the geographic operating market of Great Western Bank, Clive. The purchase closed February 23, 2004. As a result of the acquisition, Great Western expects the acquisition will enhance its operating market and reduce costs through economies of scale. The results of operation of the six branches after the date of acquisition are included in the consolidated financial statements. The total amount of goodwill is expected to be deductible for tax purposes. The average amortization period for the core deposit and other intangible assets is five years.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

Branches
Assets acquired:
Loans, net	$31,972
Other assets	249
Premises and equipment	1,870
Core deposit intangible and other	1,184
Goodwill	5,917
Liabilities assumed:
Deposits	(123,133)
Other liabilities	(457)

Net cash and cash equivalents received	$(82,398)

7. Financing Activities.

Great Western issued $25,774,000 in subordinated debentures on March 31, 2004 to GWB Capital Trust V (“GWB V”) a variable interest entity, of which Great Western owns 100% of the common securities disclosed as Investment in affiliates. GWB V issued 25,000 shares, $1,000 par value of Capital Trust Pass-Through Securities (Preferred Securities) through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 270 basis points. Distribution payment dates are January 23, April 23, July 23 and October 23 of each year, beginning April 23, 2004 and are payable in arrears. GWB V may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock of Great Western. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Preferred Securities will be redeemed April 23, 2034; however, the Company has the right to redeem the securities in whole or in part on or after April 23, 2009. GWB V has the right to redeem the Preferred Securities in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture Agreement if a Special Event occurs prior to April 23, 2009. A “Special Event” means any Capital Treatment event or an Investment Company Event. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock.

Great Western issued $23,093,000 in subordinated debentures on December 17, 2003 to Great Western Statutory Trust IV (“GWST IV”) a variable interest entity, of which Great Western owns 100% of the common securities disclosed as Investment in affiliates. GWST IV issued 22,400 shares, $1,000 par value of Capital Trust Pass-Through Securities (Preferred Securities) through a private placement. The distribution rate is set quarterly at three-month LIBOR plus 285 basis points. Distribution payment dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. GWST IV may, at one or more times, defer interest payments on the capital securities for up to 5 consecutive years following suspension of dividends on all other capital stock of Great Western. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Preferred Securities will be redeemed thirty years from the issuance date; however, the Company has the right to redeem the securities in whole or in part on or after December 17, 2008. GWST IV has the right to redeem the Preferred Securities in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture Agreement if a Special Event occurs prior to December 17, 2008. A “Special Event” means any Capital Treatment event, an Investment Company Event or a Tax Event. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of the Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock.

The sole assets of GWB V and GWST IV are junior subordinated deferrable interest debentures issued by Great Western with interest and maturity provisions similar in term to the respective Preferred Securities. GWB V and GWST IV’s ability to pay amounts due on the Preferred Securities is solely dependent upon Great Western making payment on the related junior subordinated debentures. Great Western’s obligation under the debentures and relevant trust agreement constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trust under the Preferred Securities.

In adopting FASB Interpretation No. 46, Great Western deconsolidates GWB V and GWST IV and reports the junior subordinated deferrable debentures as debt in the accompanying consolidated financial statements. For regulatory purposes, the Preferred Securities qualify as elements of capital for Great Western. Proceeds from the issue were used for general corporate purposes. See “Recent Accounting Pronouncements”.

8. Recent Accounting Pronouncements.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” applied to Great Western. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception of a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of FASB Statement No. 5 “Accounting for Contingencies,” FASB Statement No. 57 “Related Party Disclosures” and FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” and supercedes FASB Interpretation No. 34 “Disclosure of Indirect Guarantees of Indebtedness of Others.” The adoption of this Interpretation did not have a material effect on Great Western’s financial position, liquidity or results of operation.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Great Western adopted FIN 46 for the quarter ended December 31, 2003. Great Western has disclosed the investment in GWST IV and GWB V on a deconsolidated basis. Adoption of FIN 46 did not have a significant impact to Great Western’s financial position, cash flows or results of operation.

The requirements of Fin 46 are applied by the end of the first interim or annual period ending after March 15, 2004 for entities created before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral required that public companies adopt the provisions of FIN 46 for periods ending after December 31, 2003. In the quarter ended March 31, 2004 Great Western implemented the requirement for the investment in GWB Capital Trust I, GWB Capital Trust II, and GWB Capital Trust III. The primary impact of this change was to report Great Western’s subordinated debt to the trusts on the face of the accompanying balance sheet rather than the minority interest in the trusts, as previously presented.

The Financial Accounting Standards Board has published a revision to Interpretation 46 (“FIN 46R”) to clarify provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R(or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Great Western adopted FIN 46R for the quarter ended December 31, 2003. Adoption of FIN 46R did not have a significant impact to Great Western’s financial position, cash flows or results of operation.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2004, have remained unchanged from June 30, 2003. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,220,700,000 for the nine months ended March 31, 2004 compared to $2,069,665,000 for the nine months ended March 31, 2003, a 7.30% increase. Average interest-earning assets were $2,049,610,000 for the nine months ended March 31,

2004 and $1,900,062,000 for the nine months ended March 31, 2003, representing a 7.87% increase. Average assets and average interest-earning assets increased due to internal growth and an acquisition of $123,591,000 of assets in February 2004.

Total assets were $2,380,771,000 at March 31, 2004, an increase of $232,702,000 or 10.83% from June 30, 2003. The increase in total assets is due to a $62,362,000 or 19.92% increase in securities available for sale and a $152,191,000 or 9.51% increase in loans, net of unearned fees and allowance for loan losses.

Cash and cash equivalents (cash, due from banks, federal funds sold and FHLB overnight deposits) decreased $4,062,000 or 3.79% due to $6,451,000 in mortgage servicing loan payoffs, resulting from a low market mortgage interest rate environment, and a $62,362,000 or 19.92% increase in securities. This was offset by $48,867,000 of proceeds from the issuance of subordinated debentures of Capital Trust IV and V.

Loans, net of unearned fees, grew $152,191,000 or 9.51% during the nine months ended March 31, 2004 due to internal growth and an acquisition. Included are loans originated for resale of $9,529,000 at March 31, 2004, a decrease of $17,872,000 when compared to $27,401,000 at June 30, 2003. The decrease in loans originated for resale is due to the increase in mortgage rates.

Mortgage servicing rights, net, were $11,772,000 at March 31, 2004, an increase of $6,498,000 or 123.21%, from June 30, 2003. Mortgage servicing rights increased due to purchases of $8,500,000 plus a $3,016,000 valuation adjustment offset by $5,015,000 in amortization expense and $3,000 of sales. See “Noninterest Expense”.

The allowance for loan losses increased to $22,383,000 at March 31, 2004 from $21,251,000 at June 30, 2003. The allowance represented 1.26% and 1.31% of loans, net of unearned fees as of March 31, 2004 and June 30, 2003.

For the nine months ended March 31, 2004, the Company’s annualized return on average assets (“ROA”) was 1.13%, compared to 0.80% for the nine months ended March 31, 2003. Return on average stockholders’ equity (“ROE”) for the nine months ended March 31, 2004 and 2003 was 19.82% and 14.50%, respectively. The increases in ROA and ROE are due to a 47.69% increase in net income for the nine months ending March 31, 2004 when compared to the same period a year ago.

Cash and cash equivalents, certificates of deposit and securities available for sale totaled $478,694,000 or 20.11% of total assets at March 31, 2004, compared to $420,394,000 or 19.57% at June 30, 2003. The increase occurred primarily due to a $62,362,000 increase in securities available for sale and a $2,367,000 increase in federal funds sold and FHLB overnight deposits.

At March 31, 2004, the Company’s leverage ratio was 5.88%, Tier 1 risk-based capital ratio was 7.06%, and total risk-based capital ratio was 13.43%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At March 31, 2004, the Company had net risk-weighted assets of $1,858,182,000.

RESULTS OF OPERATION

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003.

Net Interest Income

Total interest income for the three months ended March 31, 2004 was $30,753,000, a 1.84% increase from $30,198,000 for the three months ended March 31, 2003. The slight increase was due to an increase in interest earned on loans, offset by a decrease in interest earned on federal funds sold and FHLB overnight deposits, and securities for the current fiscal period when compared to the same fiscal period one year ago. Average interest bearing assets were $2,118,745,000 for the three months ended March 31, 2004; an increase of $204,464,000 or 10.68% from $1,914,281,000 for the three months ended March 31, 2003.

Total interest expense for the three months ended March 31, 2004 was $10,340,000, a 8.67% decrease from $11,321,000 for the three months ended March 31, 2003.

The decrease was the result of lower interest rates paid for interest bearing deposits and notes payable than in the same period a year ago. Average interest bearing liabilities were $1,891,661,000 for the three months ended March 31, 2004; an increase of $188,441,000 or 11.06% from $1,703,220,000 for the three months ended March 31, 2003.

Net interest income was $20,413,000 for the three months ended March 31, 2004, compared to $18,877,000 for the same period in 2003, an increase of 8.14%. Great Western’s net interest margin decreased to 3.85% for the three months ended March 31, 2004 from 3.90% for the three months ended March 31, 2003. The decrease in the net interest margin was caused by a smaller increase in net interest income when compared to the increase in the average interest earning assets.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 was $869,000, compared to $857,000 for the three months ended March 31, 2003. The increase was due to an increase in estimated loan losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $7,440,000, a decrease of $985,000 or 11.69% over the same period last fiscal year. The decrease resulted primarily from a $881,000 decrease in gain on the sale of loans and a $898,000 decrease in Other. The latter decrease was mostly related to a decrease in net gain on sale of other real estate and other assets. These decreases were offset by a $476,000 increase in service charges and other fees and $211,000 increase in Trust department income.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $16,753,000, a decrease of $1,568,000 or 8.56% for the current fiscal period when compared to the same fiscal period one year ago. The decrease resulted primarily from a $2,008,000 decrease in amortization and valuation adjustment of mortgage servicing rights.

The amortization and valuation adjustment expense of mortgage servicing rights decreased $2,008,000 to $571,000 for the three months ended March 31, 2004 from $2,579,000 for the three months ended March 31, 2003. Mortgage servicing costs were down due to a higher stabilized rate market in 2004 which reduced mortgage payoff activity levels compared to those in 2003.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates, acceleration in amortization expenses, and an increase in the valuation allowance for mortgage servicing rights.

Income Taxes

Income taxes for the three months ended March 31, 2004 and March 31, 2003 were $3,697,000 and $2,989,000. The increase is due to a 25.94% or $2,107,000, increase in pretax net income. The effective tax rates for the periods were 36.13% and 36.79%. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Comparison of the Nine Months Ended March 31, 2004 and March 31, 2003.

Net Interest Income

Total interest income for the nine months ended March 31, 2004 was $91,245,000, a 3.39% decrease from $94,448,000 for the nine months ended March 31, 2003. The decrease was due to a decrease of $749,000 in interest earned on loans and a decrease of $2,051,000 in interest earned on taxable securities. Average interest earning assets were $2,049,610,000 and $1,900,062,000 for the nine months ended March 31, 2004 and nine months ended March 31, 2003, respectively. Average interest earning assets increased between periods by $149,548,000 or 7.87%.

Total interest expense for the nine months ended March 31, 2004 was $31,225,000, an 15.75% decrease from $37,062,000 for the nine months ended March 31, 2003. The decrease was the result of lower interest rates paid for interest bearing deposits during fiscal 2003 when compared to the same period a year ago. Average interest bearing liabilities were $1,814,744,000 and $1,669,241,000 for the nine months ended March 31, 2004 and nine months ended March 31, 2003, respectively. Average interest bearing liabilities increased between periods by $145,503,000 or 8.72%.

Net interest income was $60,020,000 for the nine months ended March 31, 2004, compared to $57,386,000 for the same period in 2003, an increase of 4.59%. Great Western’s net interest margin decreased to 3.90% for the nine months ended March 31, 2004 from 4.00% for the nine months ended March 31, 2003. The decrease in the net interest margin was caused by a smaller increase in the net interest income when compared to the increase in the average interest earning assets.

Provision for Loan Losses

The provision for loan losses for the nine months ended March 31, 2004, was $3,156,000, compared to $3,386,000 for the nine months ended March 31, 2003. The decrease was due to a decline in estimated loan losses for the current period offset by provisions for loans acquired.

Noninterest Income

Noninterest income for the nine months ended March 31, 2004 was $23,601,000, an increase of $1,099,000, or 4.88%, over the same period last fiscal year. The increase resulted primarily on a $885,000 increase in service charges and other fees, a $928,000 increase in net gains on sale of securities and a $278,000 increase in Trust department income offset by a $601,000 decrease in Other, a $241,000 decrease in Net gains from sale of loans and a $151,000 decrease in Loan servicing fees.

Noninterest Expense

Noninterest expense for the nine months ended March 31, 2004 was $50,310,000, a decrease of $5,134,000 or 9.26% for the current fiscal period when compared to the same fiscal period one year ago. The decrease resulted primarily from a $7,269,000 decrease in amortization and valuation adjustment of mortgage servicing rights offset by a $1,746,000 increase in salaries and employee benefits.

Amortization and valuation adjustment of mortgage servicing rights for the nine months ended March 31, 2004 was $1,998,000 compared to $9,267,000 for the nine months ended March 31, 2003. The decrease in the amortization and the valuation adjustment expense is a result of more stable interest rates during the nine months ended March 31, 2004, when compared to the same fiscal period one year ago.

A decline in mortgage interest rates in future periods may result in further changes in prepayment rates, acceleration in amortization expenses, and an increase in the valuation allowance.

Income Taxes

Income taxes for the nine months ended March 31, 2004 and March 31, 2003 were $10,958,000 and $7,874,000. The increase is due to a 43.19% or $9,097,000 increase in pretax net income. The effective tax rates for the periods were 36.34% and 37.39%. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest earning assets and interest bearing liabilities. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

Management regularly monitors the interest sensitivity position and considers this position in its decisions with regard to the Company’s interest rates and maturities for interest earning assets acquired and interest bearing liabilities accepted.

There has not been a material change in the interest rate sensitivity of the Company during the nine months ended March 31, 2004.

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

Great Western’s principal executive officer and principal financial officer have concluded that Great Western’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by Great Western in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Great Western’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a).	Exhibits:

31.1 -	Chief Executive Officer’s Certification Pursuant to Rule 13(a) – 14 of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 -	Chief Financial Officer’s Certification Pursuant to Rule 13(a) – 14 of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 -	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 -	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(b).	Reports on Form 8-K:

The Company filed a current report on Form 8-K (Item 5) subsequent to the quarter ended March 31, 2004. The Form 8-K was filed on April 5, 2004, and reported the Company issued 25,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities of GWB Capital Trust V on March 31, 2004 through a private placement. The Company owns 100% of the common securities of the GWB Capital Trust V.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: April 30, 2004	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: April 30, 2004	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary and Treasurer