Form 10-K
period 2004-06-30
GREAT WESTERN BANCORPORATION INC
filed 2004-09-10
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004, OR

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

At September 10, 2004, there were 123,802 shares of registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

THE COMPANY

Great Western Bancorporation, Inc., (“Great Western”), a multi-bank holding company, offers full service community banking through 18 banking locations in Nebraska, 21 banking locations in South Dakota, 24 banking locations in southern Iowa, seven banking locations in northern Missouri and one banking location in northeastern Kansas. Its Chairman, Deryl F. Hamann, acquired Great Western in 1971; at that time it had a single bank charter in Leon, Iowa with two locations. In 1974, Mr. Hamann acquired the parent company of Great Western Bank, Watertown, South Dakota; the parent was merged into Great Western on May 31, 1999. Citizens Corporation, an affiliated bank holding company with six Iowa banking locations, was merged into Great Western on August 7, 2000. On March 23, 2001, Great Western Securities, Inc., the parent company of Great Western Bank, Omaha, Nebraska, was merged into Great Western. Acquisitions of other banks and savings institutions have been made on both strategic and opportunistic bases. Expansion also occurred through acquisition of offices of other financial institutions and de novo branching. See “Mergers and Acquisitions” for additional information.

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

The following table sets forth information regarding Great Western’s banks as of June 30, 2004:

	Common Stock Ownership	Assets	Net Loans	Deposits
	(dollars in thousands)
Great Western Bank, Watertown	96.1%	$973,257	$750,286	$791,400
Great Western Bank, Omaha	100.0%	898,326	701,161	727,310
Great Western Bank, Clive	100.0%	517,814	380,768	433,088

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

Branch Activity. In December 2003, Great Western Bank, Omaha opened a branch at 17929 Welch Plaza, Omaha; and in April 2004 opened an in-store branch in the Super Wal-Mart at 6304 North 99th Street. On November 17, 2003 Great Western Bank, Clive opened a branch at 320 8th Street, Altoona, Iowa. On February 23, 2004 Great Western Bank, Clive acquired six branches in Missouri. One of these branches was combined with an existing Great Western, Clive branch in Milan, Missouri. The acquired branches had $123,133,000 in deposits, $31,972,000 in loans and $123,590,000 in total assets. On August 15, 2003, Great Western Bank, Clive opened a new branch in Bedford, Iowa. On December 13, 2002, Great Western Bank, Omaha acquired Peoples Bank, Overland Park, Kansas. Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits. Peoples Bank has one location, which at closing became a branch of Great Western Bank, Omaha. Should Great Western be unable to acquire existing banks or other financial institutions at acceptable prices, it will continue to seek expansion through new branches or possibly by chartering new banks.

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

Great Western is able to facilitate substantial credit requests through the purchase and sale of participations among its subsidiary banks, as well as unaffiliated banks or other financial institutions. As of June 30, 2004, approximately 84% of all loans and leases were to customers within Great Western’s market area.

Real Estate Loans. These include various types of loans for which Great Western’s banks hold real property as collateral. The risks of real estate loans include the borrower’s inability to pay and deterioration in value of the real estate collateral. Real estate loans include primarily one to four family residences and one to four family residences under construction. Construction loans for one to four family residences are primarily made to builders that construct the residences. The construction loans typically have maturities of 6 to 12 months, have rates that are adjustable and are subject to origination fees. Terms for one to four family residences that are not construction loans primarily have maturities of 25 years or less and have rates fixed from one to five years.

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

Great Western Bank, Clive has regional and local loan committees that meet at least weekly, subject to loan volume. Great Western Bank, Omaha has a senior loan committee and loan committee that meet weekly. Great Western Bank, Watertown has regional loan committee meetings bi-weekly and an Executive Board Committee that meets as required by loan volume.

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

Under applicable federal and state law, permissible loans to one borrower after June 30, 2004 were limited to $12,703,329 for Great Western Bank, Watertown, South Dakota; $12,362,116 for Great Western Bank, Omaha, Nebraska; and $8,973,038 for Great Western Bank, Clive, Iowa. Certain exceptions, depending on the laws of the applicable state, increase the loan limit to one borrower for loans secured by readily marketable securities and certain readily marketable agricultural assets.

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

The Financial Modernization Act, also known as the Gramm-Leach-Bliley Act, enacted in November 1999, affects competition between financial institutions. This act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements—defined as financial holding companies—to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. As of August 31, 2004, Great Western had not elected to convert to a financial holding company, but reserves this right under the rule.

EMPLOYEES

As of September 10, 2004, Great Western had approximately 793 full-time equivalent employees. Great Western provides its employees with a comprehensive benefit program, including major medical insurance, dental insurance, life and accidental death and dismemberment insurance, long-term disability coverage and a 401(k) plan. Great Western also offers a tuition reimbursement program. Management considers its relationship with its employees to be good.

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

The Gramm-Leach-Bliley Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally chartered banks. The Gramm-Leach-Bliley Act also establishes a minimum federal standard of financial privacy. In general, the applicable federal regulations prohibit affected financial institutions (including banks, insurance agencies and broker/dealers) from sharing information about their customers with non-affiliated third parties unless: (1) the financial institution has first provided a privacy notice to the customer; (2) the financial institution has given the customer an opportunity to opt out of the disclosure; and (3) the customer has not opted out after being given a reasonable opportunity to do so. Compliance with the notice and other requirements under the regulations was required by July 1, 2001.

Recent regulatory developments. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Most specific provisions took effect October 1, 2003. At this time, the provisions of the USA PATRIOT Act will not have a material impact on the business of Great Western and its subsidiaries.

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which will enforce auditing, quality control and independence standards for firms that audit SEC reporting companies and will be funded by fees from all SEC reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report specific violations; directors and officers of issuer, and persons who directly or indirectly are beneficial owners of more than 10 percent of any class of equity security which is registered pursuant to Section 12 must report changes in their ownership of a company’s registered securities; and executives will have restrictions on trading, and loans. The Act also increases the oversight and authority of audit committees of publicly traded companies. Although Great Western anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on Great Western’s financial condition or results of operation. Certain provisions of the Act were effective immediately upon passage or at various times in fiscal 2003 and 2004. Other provisions of the Act will be effective after fiscal 2004.

The Check Clearing for the 21st Century Act, also known as Check 21, which becomes effective on October 28, 2004 is expected to revamp the way banks process checks. Check 21 will facilitate check truncation, a process which eliminates the original paper check from the clearing process. Instead, many checks will be processed electronically. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account, and an electronic image of the check, a processable printout known as a substitute check or Image Replacement Document (IRD), will be considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

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

At June 30, 2004, Great Western’s Tier I capital was $140,099,000.

In addition to the risk-based capital guidelines, the Federal Reserve and the FDIC use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company’s core capital divided by its average tangible assets for the preceding quarter. Based upon the current capital status of Great Western, the applicable minimum required leverage ratio is 4%. Great Western’s leverage ratio at June 30, 2004 was 5.90%.

The table below presents Great Western’s applicable regulatory capital ratios at June 30, 2004:

Ratio	Actual	Minimum Required
Tier I Capital to Average Assets	5.90%	4.00%
Tier I Capital to Risk-Weighted Assets	7.21%	4.00%
Total Capital to Risk-Weighted Assets	13.20%	8.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Great Western’s capital ratios were above the minimum required as of June 30, 2004.

THE BANKS

General. Great Western owns three banks: Great Western Bank, Omaha, Nebraska, a Nebraska banking corporation with 17 banking locations; Great Western Bank, Watertown, South Dakota, a South Dakota banking corporation with 23 banking locations; and Great Western Bank, Clive, Iowa, an Iowa corporation with 31 banking locations. The FDIC insures the deposits of each bank and the banks are subject to supervision and regulation by the FDIC. In addition, Great Western Bank, Omaha is regulated by the Nebraska Department of Banking and Finance; the South Dakota Division of Banking regulates Great Western Bank, Watertown; and the Iowa Division of Banking regulates Great Western Bank, Clive.

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

The table below presents the regulatory capital ratios of the Great Western banks at June 30, 2004:

Ratio	Great Western Bank, Watertown	Great Western Bank, Omaha	Great Western Bank, Clive	Minimum Required
Tier I capital to average assets	8.40%	8.23%	7.89%	4.00%
Tier I capital to risk-weighted assets	10.52%	9.37%	10.47%	4.00%
Total capital to risk-weighted assets	11.55%	10.52%	11.72%	8.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, and a Tier I leverage capital ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a Tier I risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of June 30, 2004, the Great Western banks were well capitalized.

The Basel Committee on Banking Supervision continues to evaluate certain aspects of the proposed New Basel Capital Accord. The New Basel Capital Accord incorporates three pillars that address: (a) minimum capital requirements, (b) supervisory review, which relates to an institution’s capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Company continues to monitor the status of the New Basel Capital Accord.

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

Real Estate Lending Evaluations. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Great Western’s banks’ loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Interstate Banking Legislation. Federal legislation effective September 1995 eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) bank holding companies, that are adequately capitalized and managed, to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority after June 1, 1997; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. In August 2001, each of Great Western’s subsidiary banks executed an agency agreement appointing each of the other subsidiary banks as its agent to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations to the full extent permitted by applicable law and regulation.

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

CHANGING REGULATORY STRUCTURE

Various legislation, including proposals to change substantially the financial institution regulatory system is from time to time introduced in Congress. This legislation may change banking statues and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations, would have on the Company’s business, results of operations or financial condition.

One of the major additional requirements imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties. Other laws such as the Sarbanes-Oxley Act of 2002 have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the South Dakota Division of Banking, Iowa Division of Banking and Nebraska Department of Banking and Finance, possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

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

In their strategic plan, management states that the Company’s goal over the next three years is to achieve profitable growth of 10% each year in asset size and after-tax net earnings, while maintaining safe and sound operations in compliance with all relevant laws and regulations. Great Western will also remain alert to acquisition opportunities, and uses its capital to make acquisitions of community banks, charter new institutions and establish new branches.

ITEM 2. PROPERTIES

The offices of Great Western are located in a leased one-story building located at 10834 Old Mill Road, Suite One, Omaha, Nebraska 68154. Great Western, through its subsidiaries, currently operates 71 banking offices.

At June 30, 2004, Great Western, through its subsidiaries, owned the buildings for 55 of its branch offices and leased the remaining 16 offices. All leased properties are leased from unaffiliated third parties. We believe each of our facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

There is no established public trading market for any class of common equity of Great Western Bancorporation, Inc. or any of its subsidiaries.

As of August 31, 2004, there were 123,802 shares of common stock issued and outstanding that were held by 23 shareholders of record.

DIVIDENDS

Common stock dividends declared for fiscal year 2004 totaled $820,000, or $6.60 per common share, compared to $751,000 or $6.00 per common share in fiscal year 2003. In 2002, dividends of $751,000, or $6.00 per common share were declared.

Frequency (quarterly) and amount of cash dividends per common share declared were as follows:

	Year ended June 30, 2004
	First	Second	Third	Fourth
Cash dividends declared	$1.65	$1.65	$1.65	$1.65

	Year ended June 30, 2003
	First	Second	Third	Fourth
Cash dividends declared	$1.50	$1.50	$1.50	$1.50

Dividend Restrictions. Dividends paid by Great Western’s banks provide substantially all of the operating and investing cash flow of Great Western. Great Western’s banks are subject to legal limitations on the frequency and amount of dividends that may be paid to Great Western. Under South Dakota and Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year to date combined with its retained net profits for the preceding two years. Under Iowa law, a bank may declare and pay dividends only out of undivided profits and only if not restricted by the principal regulator. The Iowa principal regulator requires that Iowa state banks maintain an adjusted equity capital ratio of not less than 6.5% of adjusted assets plus a fully funded allowance for loan losses unless the principal regulator approves a lower ratio. An Iowa state bank operating below the minimum requirement would be subject to immediate dividend restriction; a request for immediate capital injection and/or a possible cease and desist order. The Nebraska principal regulator requires a total capital to asset ratio of 6%, excluding intangibles other than purchased mortgage servicing rights. At least 5.5% must be primary capital, which includes all equity capital accounts plus allowances for loan and lease losses. In addition, either the applicable state banking regulator or the FDIC has the power to prohibit Great Western’s banks from paying dividends if such payments would constitute unsafe or unsound banking practices or cause the bank to be undercapitalized. See Note 12 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Great Western for each of the years in the five-year period ended June 30, 2004. The data set forth below includes the accounts of Iowa State Bank, Hamburg, Iowa and United National Bank of Iowa, Sidney, Iowa from August 1, 2000, the effective date of acquisition of those banking subsidiaries of Hamburg Financial, Inc., the accounts of Great Western Bank, Omaha, Nebraska from March 23, 2001, the effective date of acquisition of that banking subsidiary of Great Western Securities, the accounts of Founders Trust National Bank, Sioux Falls, South Dakota (“Founders”) from March 31, 2001, the date of acquisition of Founders, the accounts of First Western Bank, N.A., Atkinson, Nebraska (“First Western”) and Marquette Bank Nebraska, N.A., O’Neill, Nebraska (“Marquette”) from February 28, 2002, the date of acquisition of First Western and Marquette, the accounts of Peoples Bank, Overland Park, Kansas (“Peoples”) from December 13, 2002, the date of acquisition of Peoples and the accounts of six branches of Bank Midwest, N.A. from February 23, 2004, the date of their acquisition by Great Western Bank, Clive. The completed acquisitions were accounted for under the purchase method of accounting.

The following table should be read in conjunction with the consolidated financial statements of Great Western and the notes thereto appearing elsewhere in this report and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The merger of Great Western and Citizens Corporation on August 7, 2000 has been accounted for at historical cost and, accordingly, the consolidated financial statements prior to the combination have been restated to include the accounts and results of operations of Great Western and Citizens Corporation. See “Certain Relationships and Related Party Transactions.” The selected consolidated financial data below takes into account this restatement.

	At or for the year ended June 30,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per common share data)
Consolidated statements of income:
Interest income	$123,485	$125,070	$127,915	$91,669	$61,363
Interest expense	42,063	48,205	60,181	51,825	31,515
Net interest income	81,422	76,865	67,734	39,844	29,848
Provision for loan losses	4,324	4,371	6,067	2,618	2,036
Other income	31,258	31,354	21,897	11,467	7,233
Other expenses	68,360	77,460	62,318	33,831	21,057
Income taxes	14,085	9,839	7,393	4,922	4,440
Minority interest in earnings of subsidiaries	580	618	636	522	404
Net income	25,331	15,931	13,217	9,418	9,144
Per common share data:
Basic earnings per share	$198.18	$121.61	$98.36	$101.16	$113.62
Dividends	6.60	6.00	6.00	18.01	12.45
Tangible book value per share(1)	587.03	523.18	393.63	306.56	483.05
Consolidated balance sheets:
Assets	$2,429,909	$2,148,069	$2,012,157	$1,782,122	$850,776
Loans, net of unearned income(2)	1,854,858	1,621,212	1,496,200	1,303,049	634,757
Allowance for loan losses	22,643	21,251	20,344	18,955	8,197
Deposits	1,914,064	1,735,030	1,635,967	1,421,090	691,535
Long term notes payable	140,794	140,175	123,157	116,646	50,932
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	58,000	48,000	48,000	20,400
Subordinated debentures	108,862	—	—	—	—
Nonperforming assets	16,972	14,667	19,960	21,164	9,567
Stockholders’ equity	139,120	126,374	110,163	96,926	47,822
Key ratios:
Net interest margin(3)	3.97%	4.06%	4.01%	3.79%	4.21%
Return on average assets	1.11	0.76	0.71	0.82	1.19
Return on average stockholders’ equity	19.51	13.45	12.76	14.53	19.67
Nonperforming loans to loans, net of unearned income	0.77	0.77	1.17	1.53	1.49
Net loans charged-off to average loans, net of unearned income	0.17	0.22	0.41	0.27	0.10
Dividend payout ratio	3.33	4.93	6.10	17.80	10.96
Allowance for loan losses to loans, net of unearned income	1.22	1.31	1.36	1.45	1.29
Allowance for loan losses to nonperforming loans	157.86	170.57	116.49	94.85	86.70
Tier I risk-based capital	7.21	6.76	6.21	6.06	9.80
Total risk-based capital	13.20	11.19	10.56	11.17	11.60
Tier I leverage ratio	5.90	5.55	5.00	4.88	7.20
Stockholders’ equity to assets	5.73	5.88	5.47	5.44	5.62
Ratio of earnings to fixed charges(4):
Including interest on deposits	1.90x	1.51x	1.32x	1.28x	1.43x
Excluding interest on deposits	3.77x	2.86x	2.33x	2.50x	3.32x

(1)	Stockholders’ equity less preferred stock less goodwill and core deposit and other intangibles, divided by period end shares of common stock outstanding.

(2)	Before allowance for loan losses.

(3)	On a tax equivalent basis.

(4)	The ratio of earnings to combined fixed charges and preference security dividends is computed by dividing (x) the sum of income before income taxes and fixed charges by (y) fixed charges and dividends on Great Western’s series 1, 2, 3, 4 and 5 Preferred Securities. Fixed charges consist of interest on borrowings, amortization of debt issuance expense, and implicit interest on leases.

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

CRITICAL ACCOUNTING POLICIES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosures included within this Form 10-K Annual Report, are based on Great Western’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses, and a valuation of mortgage servicing rights and intangibles. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. Great Western’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” under “Nature of Operations and Summary of Significant Accounting Policies.” Three of Great Western’s more critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements; these are related to the allowance for loan losses, mortgage servicing rights and intangibles.

Provision and allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Great Western has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly or more frequent basis, management reviews the allowance for loan losses to determine it is adequate. This review and analysis is based on:

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

Mortgage servicing rights. Mortgage servicing rights are established based on the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and then amortized over the period of estimated future net servicing income based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the future projected balances of loans after scheduled loan amortization and estimated prepayments. Great Western has retained an independent outside company to estimate future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience, as well as current rate levels, market forecasts and other economic conditions.

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

Intangibles. Intangible assets consist of goodwill, core deposit intangibles, an unidentifiable intangible asset related to a branch acquisition, and client listing and franchise costs. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposit intangibles represent the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. The unidentifiable intangible asset represents the excess of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution. This unidentifiable asset was reclassified to goodwill on July 1, 2002 in applying Financial Accounting Standards Board (FASB) Statement No.147. Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

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

Peoples Bank had one location, which at closing became a branch of Great Western Bank, Omaha. The results of operation of Peoples Bank after the date of acquisition are included in the consolidated financial statements.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

Peoples Bank
Assets acquired:
Securities	$390
Loans receivable	2,910
Other assets	22
Premises and equipment	65
Goodwill	2,017
Intangible assets	304
Liabilities assumed:
Deposits	(24,379)
Other liabilities	(108)

Net cash and cash equivalents received	$(19,139)

On September 30, 2002, Great Western acquired 1,688 shares (4.76%) of the common stock of Great Western Bank, Clive for $673,288 in cash from a minority shareholder. The transaction was accounted for as a purchase.

In October 2002, Great Western purchased a total of 24 shares of common stock of Great Western Bank, Watertown, from two minority shareholders for $90,765. This transaction was accounted for as a purchase.

On January 24, 2003, Great Western purchased from minority shareholders 180 shares of common stock and 1,800 shares of preferred stock in its subsidiary Great Western Bank, Rapid City (formerly Rushmore Bank & Trust), for $2,111,492. This transaction was accounted for as a purchase.

On February 21, 2003, Citizens Bank, Mt. Ayr, Iowa and Citizens Bank of Princeton, Princeton, Missouri merged with and into Citizens Bank, Clive, Iowa. All three banks were 100.0% owned subsidiaries of Great Western. In addition, on March 29, 2003, the surviving bank was renamed Great Western Bank (“Great Western Bank, Clive”). Management of Great Western does not expect the merger to have a material effect on the business or earnings of Great Western. The merger was accounted for at historical cost and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.

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

In May 2003, Great Western Bank, Watertown purchased a total of 40 shares of common stock of Great Western Bank, Watertown from minority shareholders for $155,412. This transaction was accounted for as a purchase.

In May 2003, Great Western Bank, Watertown sold a total of 200 shares of common stock of Great Western Bank, Watertown to a minority shareholder for $1,165,587.

On May 30, 2003, Great Western Bank, Rapid City, South Dakota merged with and into Great Western Bank, Watertown, South Dakota. Management of Great Western does not expect the merger to have a material effect on the business or earnings of Great Western. The merger was accounted for at historical cost and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.

On February 23, 2004, Great Western Bank, Clive acquired six branches located in Albany, Bethany, Grant City, Milan, Sheridan, and Unionville, Missouri from Bank Midwest N.A. The results of operation of the six branches after the date of acquisition are included in the consolidated financial statements. The average amortization period for the core deposit and other intangible assets is five years.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

Bank Midwest N.A.
Assets acquired:
Loans receivable	$31,972
Other assets	249
Premises and equipment	1,870
Goodwill	5,917
Intangible assets	1,184
Liabilities assumed:
Deposits	(123,133)
Other liabilities	(457)

Net cash and cash equivalents received	$(82,398)

Great Western entered into an Agreement and Plan of Merger on June 28, 2004 with First State Bancorp, Inc., a Missouri corporation and Farmers Bank of Portageville, (“Farmers”) a Missouri banking corporation. Great Western also entered into a Purchase and Assumption Agreement dated June 28, 2004 with First State Bank & Trust Company, Inc., and First State Bancorp, Inc. Farmers, is expected to merge into Great Western Bank, Omaha so that Great Western Bank can open a Missouri branch in metropolitan Kansas City immediately upon consummation of the merger.

At no time will Great Western actually operate the banking offices of Farmers acquired in the merger. The transaction is subject to final agreement and regulatory approval. If regulatory approval is received, Great Western contemplates a closing not later than October 31, 2004.

SUBSEQUENT EVENTS

On July 27, 2004, Great Western entered into a contract to acquire all of the outstanding stock of Oak Bancorporation and its subsidiaries. Oak Bancorporation owns two banks, Security State Bank, Red Oak, Iowa and Oakland State Bank, Oakland, Iowa. Approximately $88,500,000 in assets, $55,800,000 in loans and $77,700,000 in deposits will be acquired or assumed. Great Western expects to record approximately $2,100,000 of intangible assets at closing. If regulatory approval is received, Great Western expects the acquisition to close in the quarter ending December 31, 2004.

On August 18, 2004, Great Western redeemed $21,031,000 of Debentures from GWB Capital Trust I and GWB Capital Trust I redeemed all outstanding Preferred Securities (2,040,000 shares) at the $10 par value plus accumulated and unpaid Distributions. The total distribution for the redemption was $20,587,000 and was made from cash on hand. The redemption will slightly reduce liquidity, and total capital for regulatory capital ratios in the future.

RESULTS OF OPERATION

GENERAL

Net income for the year ended June 30, 2004 was $25,331,000, an increase of $9,400,000 when compared to net income of $15,931,000 for the year ended June 30, 2003. The increase in net income was a result of net interest income after provision for loan losses increasing $4,604,000, a decrease in non-interest expense of $9,100,000 and an increase in the provision for income taxes of $4,246,000. The decrease in non-interest expense was primarily due to the decreased expense of amortization of mortgage servicing rights, which includes a partial recovery of the mortgage servicing rights valuation allowance, of $13,735,000 offset by a $2,237,000 increase in salary and benefits. Net income for the year ended June 30, 2003 was $15,931,000, an increase of $2,714,000 when compared to net income of $13,217,000 for the year ended June 30, 2002. The increase in net income was a result of net interest income after provision for loan losses increasing $10,827,000 and non-interest income increasing $9,457,000; offset by an increase in non-interest expense of $15,142,000 and an increase in the provision for income taxes of $2,446,000.

Great Western’s return on average assets was 1.11% for the year ended June 30, 2004 compared to 0.76% for the year ended June 30, 2003. This increase is due to fiscal net income increasing 59.00% compared to an 8.26% increase in average assets. The net income increase was substantially affected by the reduction in amortization and valuation adjustment expense for mortgage servicing rights to $1,623,000 for the year ended June 30, 2004 compared to $15,358,000 for the year ended June 30, 2003. Great Western’s return on average assets was 0.76% for the year ended June 30, 2003 compared to 0.71% for the year ended June 30, 2002. This increase is due to fiscal net income increasing 20.53% compared to an 11.83% increase in average assets.

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

The following table presents the average balances of Great Western for each of the last three fiscal years and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, assuming a 35% tax rate for years ended June 30, 2004 and 2003 and a 34% tax rate for the year ended June 30, 2002, and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

	Year Ended June 30,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of un-earned fees(1)(2)	$1,718,450	$110,641	6.44%	$1,550,457	$109,877	7.09%	$1,368,931	$110,101	8.04%
Investment securities:
Taxable	306,466	10,835	3.54%	266,329	12,657	4.75%	254,493	15,256	5.99%
Tax exempt (tax equivalent)	33,359	2,542	5.95%	42,338	2,788	6.58%	27,545	1,956	7.10%
Federal funds sold and other	28,902	277	0.96%	57,083	724	1.27%	52,755	1,267	2.40%
Subordinated debentures	815	80	9.82%	—	—	—	—	—	—

Total interest-earning assets	$2,087,992	$124,375	5.96%	$1,916,207	$126,046	6.58%	$1,703,724	$128,580	7.55%

Interest-bearing liabilities:
Demand, savings and money market deposits	$676,786	$4,641	0.69%	$601,694	$6,318	1.05%	$522,953	$12,736	2.44%
Time deposits	870,107	24,387	2.80%	850,483	29,475	3.47%	794,661	33,884	4.26%

Total interest-bearing deposits	1,546,893	29,028	1.88%	1,452,177	35,793	2.46%	1,317,614	46,620	3.54%
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	205,800	5,028	2.44%	130,850	4,947	3.78%	140,218	5,866	4.18%
Notes payable	40,638	1,969	4.85%	46,200	2,397	5.19%	49,835	2,955	5.93%
Company obligated mandatorily redeemable preferred securities	29,224	2,602	8.90%	55,500	5,068	9.13%	48,000	4,740	9.88%
Subordinated debentures	46,220	3,436	7.43%	—	—	—	—	—	—

Total interest-bearing liabilities	$1,868,774	$42,063	2.25%	$1,684,727	$48,205	2.86%	$1,555,667	$60,181	3.87%

Net interest income		$82,312			$77,841			$68,399

Interest rate spread(3)			3.68%			3.72%			3.68%
Net interest margin(4)			3.92%			4.06%			4.01%
Ratio of average interest-bearing liabilities to average interest-earning assets	89.10%			87.92%			91.31%

(1)	The data includes the accounts of Peoples Bank from December 28, 2002, the date of its acquisition, those of First Western, and Marquette from February 28, 2002, the date of their acquisition and the branches of Bank Midwest, N.A. from February 23, 2004, the date of their acquisition. The acquisitions were accounted for under the purchase method of accounting.

(2)	Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest Income/Expense columns.

(3)	The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	The net interest margin is equal to net interest income (on a tax equivalent basis) divided by average interest-earning assets.

Net interest income, on a tax-equivalent basis, was $82,312,000 for the year ended June 30, 2004, an increase of $4,471,000 from $77,841,000 in 2003. This increase resulted from an increase of $171,785,000 in average interest-earning assets to $2,087,992,000 for the year ended June 30, 2004, from $1,916,207,000 in 2003. The majority of the asset growth occurred in the loans and securities portfolios, both from acquisitions and internal growth. Average loans increased $167,993,000 to $1,718,450,000 for the year ended June 30, 2004, from $1,550,457,000 in 2003.

Interest expense decreased $6,142,000 to $42,063,000 for the year ended June 30, 2004, from $48,205,000 in 2003. The cost of interest-bearing liabilities for the year ended June 30, 2004, was 2.25% compared to 2.86% in 2003. When combined with noninterest-bearing deposits, the cost of funds was 1.98% for the year ended June 30, 2004, compared to 2.51% in 2003. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $205,800,000 in 2004, a increase of $74,950,000 from $130,850,000 in 2003.

As a result of these factors, net interest margin, on a tax-equivalent basis, decreased to 3.92% for the year ended June 30, 2004, from 4.06% for the year ended June 30, 2003.

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

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Changes In:			Increase (Decrease) Due to Changes In:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$11,315	$(10,551)	$764	$13,685	$(13,909)	$(224)
Investment securities: Taxable	1,726	(3,548)	(1,822)	683	(3,282)	(2,599)
Tax exempt (tax equivalent)	(645)	399	(246)	983	(151)	832
Common Securities	80	—	80	—	—	—

Federal funds sold and other	(299)	(148)	(447)	97	(640)	(543)

Total interest income	12,177	(13,848)	(1,671)	15,448	(17,982)	(2,534)

Interest-bearing liabilities:
Demand, savings and money market deposits	716	(2,393)	(1,677)	1,690	(8,108)	(6,418)
Time deposits	666	(5,754)	(5,088)	2,259	(6,668)	(4,409)

Total interest-bearing deposit expense	1,382	(8,147)	(6,765)	3,949	(14,776)	(10,827)
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	2,214	(2,133)	81	(376)	(543)	(919)
Notes payable	(277)	(151)	(428)	(206)	(352)	(558)
Company obligated mandatorily redeemable preferred securities	(577)	(1,889)	(2,466)	703	(375)	328
Subordinated debentures	3,436	—	3,436	—	—	—

Total interest expense	6,178	(12,320)	(6,142)	4,070	(16,046)	(11,976)

Increase (decrease) in net interest income	$5,999	$(1,529)	$4,470	$11,378	$(1,936)	$9,442

PROVISION FOR LOAN LOSSES

The amount of the provision for loan losses is based on a quarterly or a more frequent evaluation of the loan portfolio, especially non-performing and other potential problem loans. During these evaluations, consideration is given to such factors as: management’s evaluation of specific loans; the level and composition of non-performing loans; historical loss experience; results of examinations by regulatory agencies; expectations of current economic conditions and their impact on particular industries and individual borrowers; the market value of collateral; the strength of available guarantees; concentrations of credits; and other judgmental factors. In addition, the chief credit officer of Great Western, assisted by personnel of affiliated banks performs loan review services on a periodic basis.

The provision for loan losses for the year ended June 30, 2004, was $4,324,000 compared to $4,371,000 for the year ended June 30, 2003. This represents a decrease of $47,000, or 1.08%. The decrease is due to a decline in charge offs, an increase in recoveries; and management’s assessment of risk in the loan portfolio resulting in a slight increase in the loan loss reserve. The provision for loan losses for the year ended June 30, 2003, was $4,371,000 compared to $6,067,000 for the year ended June 30, 2002. This represents a decrease of $1,696,000, or 27.95%. This decrease is due to management assessing less risk in the loan portfolio. See “Non-performing Loans” and “Allowance for Loan Losses”.

OTHER INCOME

The following table presents Great Western’s other income for the indicated periods.

	Year Ended June 30,
	2004	2003	2002
	(dollars in thousands)
Service charges and other fees	$14,541	$13,080	$10,134
Net gains from sale of loans	5,902	6,770	2,917
Loan servicing fees	3,451	3,404	3,524
Gain on securities, net	1,255	1,862	215
Trust department income	2,109	1,684	1,610
Net gains (loss) from sale of other real estate owned and other assets	296	1,206	(96)
Other income	3,704	3,348	3,593

Total other income	$31,258	$31,354	$21,897

During the year ended June 30, 2004, total other income decreased to $31,258,000 from $31,354,000 for the year ended June 30, 2003, due primarily to the decrease in net gains from sale of loans, net gain on securities and net gains from sale of other real estate owned and other assets offset by an increase in other income. Net gains from the sale of loans decreased due to the increase in long-term mortgage rates. During the year ended June 30, 2003, total other income increased to $31,354,000 from $21,897,000 for the year ended June 30, 2002, due primarily to increased service charges and other fees and net gains from sale of loans. Great Western Bank, Omaha is the only Great Western bank that services mortgage loans, pursuant to purchased and retained mortgage servicing rights.

OTHER EXPENSES

The following table presents Great Western’s other expenses for the indicated periods.

	Year Ended June 30,
	2004	2003	2002
	(dollars in thousands)
Salaries and employee benefits	$35,560	$33,323	$28,851
Occupancy expense, net	4,478	4,227	3,770
Amortization and valuation adjustment for mortgage servicing rights	1,623	15,358	9,049
Data processing	3,705	3,676	3,091
Equipment expenses	2,977	2,757	2,510
Advertising	4,667	3,743	2,180
Communication expenses	2,191	2,042	1,858
Professional fees	4,092	3,165	2,711
Amortization of core deposit intangible and other intangibles	1,595	1,901	2,629
Other expenses	7,472	7,268	5,669

Total other expenses	$68,360	$77,460	$62,318

Other expenses decreased $9,100,000 or 11.75%, to $68,360,000 during the year ended June 30, 2004, from $77,460,000 for the year ended June 30, 2003. This decrease is primarily the result of a decrease in amortization and valuation adjustment of mortgage servicing rights acquired offset by an increase in salaries and employee benefits. Other expenses increased $15,142,000 or 24.30%, to $77,460,000 during the year ended June 30, 2003, from $62,318,000 for the year ended June 30, 2002. This increase is primarily the result of an increase in amortization and valuation adjustment of mortgage servicing rights acquired and an increase in salaries and employee benefits.

Salaries and employee benefits rose $2,237,000 or 6.71%, to $35,560,000 for the year ended June 30, 2004, from $33,323,000 for the corresponding period of 2003. Contributing to the increase in salaries and employee benefits were staffing increases due to acquisitions and internal growth. Salaries and employee benefits rose $4,472,000 or 15.50%, to $33,323,000 for the year ended June 30, 2003, from $28,851,000 for the corresponding period of 2002. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with internal growth.

Net occupancy expense increased $251,000, or 5.94%, to $4,478,000 for the year ended June 30, 2004, from $4,227,000 for the year ended June 30, 2003. Net occupancy costs increased due to acquisitions and internal growth. Net occupancy expense increased $457,000, or 12.12%, to $4,227,000 for the year ended June 30, 2003, from $3,770,000 for the year ended June 30, 2002. Net occupancy costs increased due to internal growth.

Amortization and valuation adjustments of mortgage servicing rights decreased $13,735,000, to $1,623,000 for the year ended June 30, 2004, from $15,358,000 for the previous year. Mortgage servicing rights amortization of $1,623,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio, caused by an increasing interest rate environment in the twelve months ended June 30, 2004. A valuation allowance recovery of ($4,818,000) was recognized in the fiscal year ended June 30, 2004. Amortization and valuation adjustments of mortgage servicing rights increased $6,309,000, to $15,358,000 for the year ended June 30, 2003, from $9,049,000 for the previous year. Mortgage servicing rights amortization of $15,358,000 includes the recognition of a valuation allowance due to a change in the estimated future prepayment rates of the servicing portfolio, caused by a declining interest rate environment in the twelve months ended June 30, 2003. A valuation allowance of $4,208,000 was recognized in the fiscal year ended June 30, 2003. Great Western Bank, Omaha is currently the only Great Western bank that services mortgage loans pursuant to purchased or retained mortgage servicing rights. A decline in mortgage interest rates in future periods may result in further changes in prepayment rates and further acceleration in amortization expenses, the result of which will be estimated at the end of each quarter.

Data processing costs increased $29,000, or 0.79% to $3,705,000 for the year ended June 30, 2004, from $3,676,000 during the year ended June 30, 2003. The increase was due to acquisitions and internal growth. Data processing costs increased $585,000, or 18.93% to $3,676,000 for the year ended June 30, 2003, from $3,091,000 during the year ended June 30, 2002. The increase was due to internal growth and bank merger cost.

Equipment costs increased $220,000, or 7.98% to $2,977,000 for the year ended June 30, 2004, from $2,757,000 during the year ended June 30, 2003. The increase was due to acquisitions and internal growth. Equipment costs increased $247,000, or 9.84% to $2,757,000 for the year ended June 30, 2003, from $2,510,000 during the year ended June 30, 2002. The increase was due to internal growth.

Advertising costs increased to $4,667,000, an increase of $924,000 or 24.69% for the year ended June 30, 2004, from $3,743,000 during the year ended June 30, 2003. The increase was due to internal growth and an increase in bank advertising. Advertising costs increased to $3,743,000, an increase of $1,563,000 or 71.70% for the year ended June 30, 2003, from $2,180,000 during the year ended June 30, 2002. The increase was due to internal growth and one time cost of marketing related to bank mergers and bank name changes.

Communication expenses increased $149,000, or 7.30%, to $2,191,000 for the year ended June 30, 2004, from $2,042,000 for the year ended June 30, 2003. Communication expenses increased for this period due to Great Western’s growth and acquisitions. These expenses increased $184,000, or 9.90%, to $2,042,000 for the year ended June 30, 2003, from $1,858,000 for the year ended June 30, 2002. These expenses increased due to internal growth.

Amortization of core deposit intangible and other intangibles was $1,595,000 for the year ended June 30, 2004 compared to $1,901,000 for the year ended June 30, 2003, and $2,629,000 for the year ended June 30, 2002. The decrease in both years is due primarily to a decrease in the amortization of the core deposit intangible asset from the acquisition of Great Western Bank, Omaha. This core deposit intangible is being amortized on an accelerated method over 5 years. See Note 1 and Note 7 to the Consolidated Financial Statements.

Professional fees increased $927,000, or 29.29%, to $4,092,000 for the year ended June 30, 2004, from $3,165,000 for the year ended June 30, 2003. Professional fees increased $454,000, or 16.75%, to $3,165,000 for the year ended June 30, 2003, from $2,711,000 for the year ended June 30, 2002. Professional fees expenses increased due to Great Western’s growth and acquisitions.

Other operating expenses include, among many other items, armored car, supplies, correspondent bank service charges, travel and entertainment, and dues and subscriptions. These expenses increased $353,000, or 3.79%, to $9,663,000 for the year ended June 30, 2004, from $9,310,000 for the year ended June 30, 2003. Other operating expenses increased for this period due to Great Western’s growth and acquisitions. These expenses increased $1,783,000, or 23.69%, to $9,310,000 for the year ended June 30, 2003, from $7,527,000 for the year ended June 30, 2002. These expenses increased due to internal growth.

FEDERAL INCOME TAX

Great Western’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $4,246,000 to $14,085,000 for the year ended June 30, 2004, from $9,839,000 for the year ended June 30, 2003, reflecting the increase of income before taxes for the period. The provision for income taxes increased by $2,446,000 to $9,839,000 for the year ended June 30, 2003, from $7,393,000 for the year ended June 30, 2002, reflecting the increase of income before taxes for the period.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” applied to Great Western. This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued.

It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The Interpretation expands on the accounting guidance of FASB No. 5 “Accounting for Contingencies,” FASB No. 57 “Related Party Disclosures” and FASB No. 107 “Disclosures about Indirect Guarantees of Indebtedness of Others” which it supersedes. The adoption of this Interpretation did not have a material effect on Great Western’s financial position, liquidity or results of operation. See Note 18 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”(“FIN 46”). This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Great Western adopted FIN 46 beginning with the quarter ended December 31, 2003. Great Western has disclosed the investment in Great Western Statutory Trust IV and GWB Capital Trust V on a deconsolidated basis. Adoption of FIN 46 did not have a significant impact on Great Western’s financial position, cash flows or results of operation.

The requirements of FIN 46 are applied by the end of the first interim or annual period ending after March 15, 2004 for entities created before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral required that public companies adopt the provisions of FIN 46 for periods ending after December 31, 2003. In the quarter ended March 31, 2004, Great Western implemented the requirement for its investments in GWB Capital Trust I, GWB Capital Trust II, and GWB Capital Trust III. The primary impact of this change was to report Great Western’s subordinated debt to the Trusts on the face of the accompanying balance sheet rather than the minority interest in the Trusts, as previously presented.

The Financial Accounting Standards Board has published a revision to Interpretation 46 (“FIN 46R”) to clarify provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Great Western adopted FIN 46R in the quarter ended December 31, 2003. Adoption of FIN 46R did not have a significant impact on Great Western’s financial position, cash flows or results of operation.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

FASB No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material effect on Great Western’s financial position, liquidity or results of operation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003. Management does not believe the above pronouncements had a material effect on Great Western’s financial position, liquidity or results of operation.

On March 9, 2004 Securities and Exchange Commission Staff Accounting Bulletin 105 (“SAB105”), “Application of Accounting Principles to Loan Commitments”, was issued. SAB 105 summarizes the views of the Staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. It is anticipated that the adoption of the guidance in SAB 105 for all new loan commitments signed after April 1, 2004, will not have a material effect on Great Western’s financial position, liquidity or results of operation

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans, net of unearned fees, increased $233,646,000, or 14.41% to $1,854,858,000 at June 30 2004, from $1,621,212,000 at June 30, 2003. The increase was due to acquisitions and internal growth. Total loans, net of unearned fees, increased $125,012,000, or 8.36%, to $1,621,212,000 at June 30, 2003, from $1,496,200,000 at June 30, 2002. The increase was due to internal growth.

Great Western’s subsidiary banks primarily make commercial loans to small and medium-sized businesses and professionals and installment loans to individuals. The subsidiary banks offer a variety of commercial lending products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. See “Business-Loans.” Typically, the subsidiary banks’ commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by principals of the borrowing company, and are collateralized by accounts receivable, inventory or other business assets.

The following tables present Great Western’s loan balances at the dates indicated categorized by loan type:

	June 30, 2004		June 30, 2003		June 30, 2002
	(dollars in thousands)
Loans to individuals	$204,510	11.16%	$190,579	11.91%	$199,896	13.55%
Real estate loans	169,559	9.25	194,367	12.15	164,812	11.17
Commercial and agricultural	1,480,893	80.83	1,235,406	77.22	1,126,417	76.32
Other loans	2,286	0.12	2,576	0.16	6,241	0.42

Total face amount of loans	1,857,248	101.36	1,622,928	101.44	1,497,366	101.46
Unearned loan Fees	(2,390)	(0.13)	(1,716)	(0.11)	(1,166)	(0.08)

Loans	1,854,858	101.23	1,621,212	101.33	1,496,200	101.38
Less allowance for loan losses	(22,643)	(1.23)	(21,251)	(1.33)	(20,344)	(1.38)

Net Loans	$1,832,215	100.00%	$1,599,961	100.00%	$1,475,856	100.00%

	June 30, 2001		June 30, 2000
	(dollars in thousands)
Loans to individuals	$215,071	16.75%	$106,499	17.00%
Real estate loans	172,786	13.46	135,033	21.55
Commercial and agricultural	912,611	71.07	388,615	62.03
Other loans	3,242	0.25	4,910	0.78

Total face amount of loans	1,303,710	101.53	635,057	101.36
Unearned loan fees	(661)	(0.05)	(300)	(0.05)

Loans	1,303,049	101.48%	634,757	101.31%
Less allowance for loan losses	(18,955)	(1.48)	(8,197)	(1.31)

Net loans	$1,284,094	100.00%	$626,560	100.00%

Great Western’s primary category of loans, commercial and agricultural loans, constituting over three-fourths of loans as of June 30, 2004, trended upward as indicated at the stated dates. At June 30, 2004, agricultural loans totaled $201,573,000. Of this amount, $89,080,000 comprised loans secured by agricultural real estate, and $112,493,000 comprised loans secured by agricultural operating assets. At June 30, 2003, agricultural loans totaled $182,079,000. Of this amount, $78,897,000 comprised loans secured by agricultural real estate, and $103,182,000 comprised loans secured by agricultural operating assets.

Commercial and agricultural loans were $1,480,893,000 as of June 30, 2004, an increase of $245,487,000 over the $1,235,406,000 balance as of June 30, 2003. This increase is due to acquisitions and internal growth. Commercial and agricultural loans were $1,235,406,000 as of June 30, 2003, an increase of $108,989,000 over the $1,126,417,000 balance as of June 30, 2002. This increase is due to internal growth.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, or loans secured by similar collateral, that would cause them to be similarly impacted by economic or other conditions. Great Western had loans secured by real estate amounting to $1,058,887,000 as of June 30, 2004, an increase of $116,286,000 over the $942,601,000 balance as of June 30, 2003. Other than loans secured by real estate and the loan categories set forth in the above table, Great Western had no concentrations of loans at June 30, 2004. Great Western did not have loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2004.

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

Although the risk of non-payment exists for a variety of reasons relating to all loans, other more specific risks are associated with each type of loan. Risks associated with real estate mortgage loans include the borrower’s inability to pay and deterioration in value of real estate held as collateral. Several risks are present in construction loans, including economic conditions in the building industry, fluctuating land values, failure of the contractor to complete work and the borrower’s inability to repay. As of June 30, 2004, construction loans were $188,052,000 or 10.14% of total loans, an increase of $38,074,000 over the $149,978,000 or 9.25% of the total loan balance as of June 30, 2003. Risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of local economic factors as well as prices received for products and services. Loans to individuals face the risk of a borrower’s unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower. Management believes that risk levels associated with the various types of loans are dependent upon the existence of the risks at any particular time, for example, economic conditions in the building industry.

LOAN MATURITIES

The following tables present, at June 30, 2004, and June 30, 2003, loans, net of unearned fees, by maturity in each major category of Great Western’s portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Great Western’s management evaluates loan renewals in the same manner as new credit applications. If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Great Western’s lending personnel.

		At June 30, 2004
		Over One Year Through Five Years			Over Five Years
	One Year or less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$79,185	$99,677	$3,509	$22,704	$0	$205,075
Real estate loans	65,165	22,261	58,635	20,390	2,965	169,416
Commercial and agricultural	795,936	422,072	223,084	36,521	663	1,478,276
Other loans	1,795	219	0	0	77	2,091

Total loans	$942,081	$544,229	$285,228	$79,615	$3,705	$1,854,858

		At June 30, 2003
		Over One Year Through Five Years			Over Five Years
	One Year or less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$58,926	$110,060	$2,069	$18,620	$14	$189,689
Real estate loans	59,050	26,513	68,293	35,861	1,309	191,026
Commercial and agricultural	673,385	343,657	189,822	26,971	2,802	1,236,637
Other loans	2,868	904	0	88	0	3,860

Total loans	$794,229	$481,134	$260,184	$81,540	$4,125	$1,621,212

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

In addition to the internally classified loans, each subsidiary bank has a “watch list” of loans that further assists monitoring of its loan portfolios. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term. Such loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have elements of weakness as compared with those of a satisfactory credit. Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the watch list at June 30, 2004 were current and paying in accordance with loan terms.

Great Western’s external loan review process consists of an intensive on-site review of more than 40% of dollar value of loans at each subsidiary bank (other than Great Western Bank, Omaha) during twelve to twenty-four month periods, depending on conditions. The chief credit officer and loan officers of subsidiary banks perform the Great Western Bank, Watertown and Great Western Bank, Clive reviews. Great Western’s chief credit officer and its President are responsible for determining the frequency and scope of external loan reviews and evaluating the results of those reviews. The report of the chief credit officer is presented to each bank’s management and board of directors for review.

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

The following table lists nonaccrual, over 90 days past due and restructured loans, other real estate and other repossessed assets at June 30, 2004, and for each of the prior four years.

	At June 30
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonaccrual loans	$13,242	$9,561	$11,592	$4,703	$1,920
Accruing loans past due over 90 days	154	2,130	1,895	1,772	2,370
Restructured loans	955	768	3,977	13,510	5,164

Total non-performing loans	14,351	12,459	17,464	19,985	9,454
Other real estate and other repossessed assets	2,628	2,208	2,496	1,179	113

Total non-performing assets	$16,979	$14,667	$19,960	$21,164	$9,567

Ratio of total nonperforming loans to loans, net of unearned fees	0.77%	0.77%	1.17%	1.53%	1.49%
Ratio of total non-performing assets to total loans plus other real estate and other repossessed assets	0.91	0.90	1.33	1.62	1.51
Ratio of non-performing assets to total assets	0.70	0.68	0.99	1.19	1.12

Nonaccrual loans were $13,242,000 as of June 30, 2004, an increase of $3,681,000 over $9,561,000 as of June 20, 2003. The increase is primarily due to four real estate development loans totaling $2,600,000 being placed on non-accrual. Nonaccrual loans were $9,561,000 as of June 30, 2003, a decrease of $2,031,000 over the balance of $11,592,000 as of June 30, 2002.

This decrease was primarily due to one commercial borrower whose $1,400,000 loan was reclassified to other real estate owned and one commercial borrower, which had a $500,000 principal reduction.

Accruing loans past due over 90 days were $154,000 and $2,130,000 at June 30, 2004 and 2003, respectively. A $2,000,000 loan was added in March 2003 and paid current soon after being added. The balance of the decrease can be attributed to working down the balances on the loan. As a rule, loans that are in the 90-day still accruing category are well secured and Great Western believes that they will collect all payments due.

Restructured loans were $955,000 and $768,000 at June 30, 2004 and 2003, respectively. Restructured loans were $768,000 and $3,977,000 at June 30, 2003 and 2002, respectively. The decrease is primarily due to a single commercial borrower refinancing a $3,100,000 loan, which resulted in this loan being reclassified. Restructured loans were $3,977,000 and $13,510,000 at June 30, 2002, and 2001, respectively. A single commercial borrower paid off a total of $7,379,543 of restructured loans in February 2002. This primarily caused the decrease in restructured loans and non-performing loans and assets in fiscal year 2002.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. Great Western does not believe it has any material potential problem loans other than those reported in the above table.

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

The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. Great Western’s allowance was $22,643,000 or 1.22% of loans, net of unearned fees, at June 30, 2004 compared to $21,251,000 or 1.31% of loans, net of unearned fees, at June 30, 2003, and $20,344,000 or 1.36% of loans, net of unearned fees, at June 30, 2002. The increase in the total allowance is primarily due to growth in the loan portfolio.

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

Net loans charged off for the year ended June 30, 2004 were $2,932,000 compared with $3,464,000 in 2003 and $5,677,000 in 2002. One borrower accounted for $2,653,000 of the loans charged-off for the fiscal year 2002.

Specific allowances are maintained for larger-balance, non-homogeneous loans that have been individually determined to be impaired as prescribed by FASB No. 114, “Accounting by Creditors for Impairment of a Loan.” Impairment is measured on a loan-by-loan basis for these loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the method predominantly used, which is the fair value of the collateral.

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

The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 2004, and for each of the prior four years.

	At June 30,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Average loans outstanding(1)	$1,718,450	$1,550,457	$1,368,931	$844,280	$567,658

Total loans at end of period(1)	$1,854,858	$1,621,212	$1,496,200	$1,303,049	$634,757

Allowance at beginning of period	$21,251	$20,344	$18,955	$8,197	$6,701
Loans charged off:
Loans to individuals	842	858	1,197	828	399
Real estate loans	75	292	288	402	68
Commercial and agricultural	2,657	2,729	5,046	899	217
Other loans	31	181	(80)	498	198

Total charge-offs	3,605	4,060	6,451	2,627	882

Recoveries of loans previously charged off:
Loans to individuals	307	221	190	223	110
Real estate loans	17	116	104	12	46
Commercial and agricultural	341	233	446	72	115
Other loans	8	26	34	24	71

Total recoveries	673	596	774	331	342

Net loans charged off	2,932	3,464	5,677	2,296	540
Provision for loan losses	4,324	4,371	6,067	2,618	2,036
Business acquisition(2)	0	0	999	10,436	0

Allowance at end of period	$22,643	$21,251	$20,344	$18,955	$8,197

Net loans charged off to average loans, net unearned income	0.17%	0.22%	0.41%	0.27%	0.10%
Allowance for loan losses to loans, net unearned income	1.22%	1.31%	1.36%	1.45%	1.29%

(1)	Net of unearned fees.

(2)	The allowance for loan losses includes the allowance related to Iowa State Bank, Hamburg, Iowa and United National Bank, Sidney, Iowa (collectively) for their merger into Great Western Bank, Clive of $2,153,000, the allowance related to Founders Trust National Bank, Sioux Falls, South Dakota for its merger into Great Western Bank, Watertown of $304,000, the allowance related to the acquisition of Great Western Bank, Omaha, Nebraska of $7,979,000 and the allowance of $999,000 related to the acquisition of First Western and Marquette banks (collectively) for their merger into Great Western Bank, Watertown. See “Nonperforming Loans.”

Management and the boards of directors of the subsidiary banks make credit and loan decisions in conformity with loan policies established by their boards of directors. The subsidiary banks’ practices are to charge off any loan or portion of a loan when the loan is determined by management to be uncollectable due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners or for other reasons. Great Western charged off $3,605,000 during the year ended June 30, 2004 and $4,060,000 for June 30, 2003. Recoveries during fiscal year 2004 were $673,000 when compared to $596,000 for fiscal year June 30, 2003. Great Western charged off $6,451,000 during the year ended June 30, 2002 and $2,627,000 for June 30, 2001. One borrower accounted for $2,653,000 or 41.10% of the total charged off loans for the fiscal year 2002 as discussed earlier in this section. Recoveries during fiscal year 2002 were $774,000 when compared to $331,000 for fiscal year June 30, 2001. One commercial borrower accounted for $316,000 or 40.8% of the total recoveries in fiscal year 2002. See “Non-Performing Loans”.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2004, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be useful information for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

	At June 30, 2004		At June 30, 2003		At June 30, 2002
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$1,399	11.06%	$2,003	11.74%	$2,401	13.35%
Real estate loans	1,958	9.13	2,109	11.98	1,999	11.05
Commercial and agricultural	19,234	79.70	16,481	76.12	15,554	75.17
Other loans	52	0.11	658	0.16	390	0.43

Total allowance for loan losses	$22,643	100.00%	$21,251	100.00%	$20,344	100.00%

	At June 30, 2001		At June 30, 2000
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$4,023	16.50%	$1,383	16.77%
Real estate loans	1,719	13.25	1,288	21.26
Commercial and agricultural	13,034	70.00	5,266	61.20
Other loans	179	0.25	260	0.77

Total allowance for loan losses	$18,955	100.00%	$8,197	100.00%

SECURITIES

Securities, all of which are classified as available-for-sale, increased $51,711,000, or 16.51%, to $364,847,000 at June 30, 2004, from $313,136,000 at June 30, 2003. The increase was due to internal growth and acquisitions. Securities decreased $20,923,000 or 6.26%, to $313,136,000 at June 30, 2003, from $334,059,000 at June 30, 2002. The decrease was due to funding the growth in loans versus reinvesting in securities.

The board of directors of each subsidiary bank reviews all securities transactions at each board meeting and the securities portfolio periodically. For obligations of U.S. Government agencies and corporation, state, county, municipal and other securities, Great Western’s investment policy allows for the purchase of securities with maturities in excess of ten years. As of June 30, 2004, 97.46% of Great Western’s securities with defined maturities mature in less than ten years. Mortgage-backed securities are deemed not to have defined maturities for purposes of this analysis.

As of June 30, 2004, 88.65% of Great Western’s investment portfolio had defined maturities. The investment portfolio with defined maturities was concentrated in the following categories: obligations of the U.S. Treasury, U.S. government agencies, corporations, state and local political subdivisions totaled $313,363,000, or 85.89% of the portfolio and corporate debt totaled $10,082,000, or 2.76% of the portfolio. Mortgage-backed securities totaled $29,231,000 or 8.01% of Great Western’s investment portfolio. The remaining $12,171,000 or 3.34% of Great Western’s investment portfolio is in equity securities, which primarily are stock in the Federal Home Loan Banks of Des Moines and Topeka totaling $10,327,000 as of June 30, 2004.

Certain of Great Western’s securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2004 the face value of U.S. Government and other securities so pledged amounted to $240,737,000, or 65.98% of the total securities portfolio.

The following table provides the maturity distribution and weighted average interest rates of Great Western’s securities portfolio at June 30, 2004. The yield has been computed by dividing the forward annualized income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, by the book value of the securities. The book value of available-for-sale securities is their fair value. All securities are classified as available-for-sale. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 35%. The equity securities are primarily composed of stock in the Federal Home Loan Banks of Des Moines and Topeka. The yield is set quarterly by each Federal Home Loan Bank’s board of directors. For the quarter ended June 30, 2004, the yields were 1.79% and 3.50% at Federal Home Loan Banks of Des Moines and Topeka, respectively.

	At June 30, 2004
Type and Maturity	Principal Amount	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities:
Within one year	$0	$0	$0	0%
After one but within five years	19,000	19,167	18,437	2.54
After five but within 10 years	5,000	5,062	4,647	3.46

Total U.S. Treasury securities	24,000	24,229	23,084	2.73

Obligations of other U.S. Government agencies and corporations:
Within one year	14,580	14,560	14,794	4.77
After one but within five years	199,100	198,735	194,567	3.46
After five but within ten years	38,000	38,058	37,140	3.98
After ten years	5,000	4,989	4,614	4.31

Total obligations of U.S. Government agencies and corporations	256,680	256,342	251,115	3.63

Obligations of states and political subdivisions:
Within one year	2,707	2,712	2,730	3.87
After one but within five years	17,322	17,522	17,822	3.83
After five but within ten years	14,687	14,747	15,020	5.30
After ten years	3,501	3,547	3,592	6.05

Total obligations of states and political subdivisions	38,217	38,528	39,164	4.60

Other securities:
Within one year	1,500	1,499	1,539	7.53
After one but within five years	8,310	8,507	8,543	3.73
After five but within ten years	0	0	0
After ten years	0	0	0

Total other securities	9,810	10,006	10,082	4.31

Total securities with defined maturities	328,707	329,105	323,445	3.70
Mortgage-Backed Securities	29,451	30,057	29,231	2.82
Equity securities	11,921	11,921	12,171	2.96

Total securities	$370,079	$371,083	$364,847	3.60%

DEPOSITS

Total deposits increased $179,034,000 or 10.32%, to $1,914,064,000 at June 30, 2004, from $1,735,030,000 at June 30, 2003. Total deposits increased $99,063,000, or 6.06%, to $1,735,030,000 at June 30, 2003, from $1,635,967,000 at June 30, 2002. The increase in deposits is primarily due to acquisitions and internal growth.

The following table presents the average amounts and the average rates paid on deposits of Great Western for the year ended June 30, 2004, and for each of the prior two years:

	Year Ended June 30,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Interest-bearing demand, savings and money market deposits	$676,786	0.69%	$601,694	1.05%	$522,953	2.44%
Time deposits of less than $100,000	604,089	2.84	593,428	3.48	564,126	4.32
Time deposits of $100,000 or more	266,018	2.73	257,055	3.42	230,535	4.13

Total interest-bearing deposits	1,546,893	1.88	1,452,177	2.46	1,317,614	3.54
Noninterest-bearing demand deposits	260,296	0.00	233,594	0.00	177,411	0.00

Total deposits	$1,807,189	1.61%	$1,685,771	2.12%	$1,495,025	3.12%

The maturity distribution of time deposits of $100,000 or more at June 30, 2004 is presented below:

At June 30, 2004
(in thousands)
3 months or less	$64,093
Over 3 through 6 months	39,186
Over 6 through 12 months	78,688
Over 12 months	105,534

Total time deposits of $100,000 or more	$287,501

The subsidiary banks rely to a limited extent on time deposits of $100,000 or more. Time deposits of $100,000 or more are a more volatile funding source than other deposits and are more likely to affect Great Western’s future earnings because of interest rate sensitivity.

SHORT-TERM BORROWINGS

Short-term borrowings include Federal Funds purchased and securities sold under agreements to repurchase. See Note 10 to the Consolidated Financial Statements.

FEDERAL HOME LOAN BANK BORROWINGS

All of the subsidiary banks are members of the Federal Home Loan Bank. Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding. At June 30, 2004, the subsidiary banks had $114,802,000 in Federal Home Loan Bank advances compared to $102,162,000 at June 30, 2003 and $69,337,000 at June 30, 2002. At June 30, 2004, based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Great Western was $136,527,000.

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

NOTES PAYABLE TO BANK

Great Western has notes payable to an unaffiliated bank of $500,000 at June 30, 2004 compared to $7,500,000 at June 30, 2003 and $17,500,000 at June 30, 2002. The decrease when comparing June 30, 2004 to June 30, 2003 is due to a note payoff. The source of funds for the payoff came from Great Western issuing company obligated mandatorily redeemable preferred securities of a subsidiary trust. The decrease when comparing June 30, 2003 to June 30, 2002 is due to a note payoff; the source of funds for the payoff came from Great Western issuing company obligated mandatorily redeemable preferred securities of a subsidiary trust. (Terms of these notes are discussed in “Sources of Liquidity” below.)

Great Western has committed to maintain specific covenants each quarter and year-end with the unaffiliated bank as stated in the March 23, 2001 loan agreement and as amended on October 31, 2002 and March 23, 2004. For the quarter ending June 30, 2004 Great Western satisfied all covenants.

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

LIQUIDITY

SOURCES OF LIQUIDITY

Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the subsidiary banks to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers’ borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $55,987,000 and $52,070,000 during the years ended June 30, 2004 and 2003. These amounts comprised 2.46% and 2.50% of average total assets during the years ended June 30, 2004 and 2003. The average level of securities and federal funds sold was $368,727,000 and $365,750,000 during the years ended June 30, 2004 and 2003.

At June 30, 2004, $19,063,000, or 5.89%, of Great Western’s securities portfolio, excluding mortgage-backed securities and equity securities, is scheduled to mature within one year and $239,369,000 or 74.01%, excluding mortgage-backed securities, matures after one but within five years. The subsidiary banks’ commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates. Its installment lending activities are concentrated in loans with maturities of three to six years and with generally fixed interest rates. At June 30, 2004, approximately $942,081,000, or 50.79%, of Great Western’s loans, net of unearned fees, mature within one year. See “Loan Maturities.”

On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and accessibility to money and capital markets. Great Western attracts its deposits primarily from individuals and businesses located within the market areas served by the subsidiary banks, and to lesser extent, on brokered deposits.

Borrowed funds come primarily from three sources, Federal Home Loan Bank borrowings, Great Western’s notes payable to an unaffiliated bank and the sale of subordinated capital notes to an affiliate. Interest is due quarterly to the unaffiliated bank at either the lender’s cost of funds plus 1.75% per annum or the LIBOR rate plus 1.50% (fixed for periods of up to 180 days) per annum, at the option of Great Western. The maturity date of the outstanding debt with the unaffiliated bank is March 23, 2006; and the maturity dates of the subordinated capital notes to an affiliate are March 23, 2011. On August 12, 1999, Great Western caused to be issued $20,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 10% per annum payable quarterly. The maturity date of the securities is August 18, 2029, however Great Western redeemed the securities on August 18, 2004. On March 19, 2001 Great Western caused to be issued $27,600,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 9.75% per annum payable quarterly. The maturity date of the securities is March 19, 2031. On October 29, 2002, Great Western caused to be issued $10,000,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 345 basis points, set quarterly. On December 17, 2003, Great Western caused to be issued $22,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 285 basis points, set quarterly. On March 31, 2004, Great Western caused to be issued $25,000,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 270 basis points, set quarterly.

CAPITAL RESOURCES

Great Western monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. As indicated in the table immediately below, at June 30, 2004, Great Western was above the total capital minimum requirements. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and supplementary capital.

The following tables present Great Western’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios
	June 30, 2004		June 30, 2003
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core (Tier I) capital	$140,099	7.21%	$115,058	6.76%
Minimum requirement	77,722	4.00	68,037	4.00

Excess	$62,377	3.21%	$47,021	2.76%

Total capital	$256,535	13.20%	$190,323	11.19%
Minimum requirement	155,444	8.00	136,074	8.00

Excess	$101,091	5.20%	$54,249	3.19%

Total risk-weighted assets	$1,943,048		$1,700,925

	Leverage Ratios
	June 30, 2004		June 30, 2003
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core capital	$140,099	5.90%	$115,058	5.55%
Minimum requirement	95,036	4.00	82,905	4.00

Excess	$45,063	1.90%	$32,153	1.55%

Average total adjusted assets	$2,375,904		$2,072,625

OFF-BALANCE SHEET ARRANGEMENTS

Great Western is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. Great Western’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. A summary of Great Western’s commitments (in thousands) is as follows:

	June 30,
	2004	2003
Commitments to extend credit	$381,151	$394,032
Letters of credit	14,464	10,879

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by Great Western to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Great Western evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Through the normal course of operations, Great Western enters into certain contractual obligations and other commitments. These obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial institution, Great Western enters into off-balance sheet agreements including commitments to extend credit, standby letters of credit and financial guarantees on loans sold with recourse and other contingent obligations. See Note 18 to the Consolidated Financial Statements.

The following presents Great Western’s other contractual obligations at June 30, 2004:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In Thousands)
Long-term debt (a)	$30,097	$43,000	$23,058	$55,900	$152,055
Subordinated debentures (b)	—	—	—	108,662	108,662
Certificates of deposit (c)	426,928	359,203	106,171	41,616	933,918
Operating lease obligations	1,196	1,446	586	1,048	4,276
Purchase obligations	7,972	46	—	—	8,018

Totals	$466,193	$403,695	$129,815	$207,226	$1,206,929

(a)	See Note 11 to the Consolidated Financial Statements.

(b)	See Note 12 to the Consolidated Financial Statements.

(c)	See Note 9 to the Consolidated Financial Statements.

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

The following table shows the ratio of the cumulative gap to total assets to be (2.95)% at the less than three-month interval, (14.15)% at the three-month to less than one-year interval and 8.12% at the one to five year interval at June 30, 2004. Currently, Great Western is in a liability-sensitive position in the near term. Great Western had $727,387,000 of interest-bearing demand, savings and money market deposits at June 30, 2004 that are somewhat less rate-sensitive. Excluding these deposits, Great Western’s interest-sensitive ratio would have been 9.43% at the less than three-month interval, 7.21% at the three month to less than one-year interval and 35.06% at the one to five year interval at June 30, 2004. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of Great Western at June 30, 2004:

	Estimated Maturity or Repricing at June 30, 2004
	Less Than Three Months	Three Months to Less Than One Year	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$599,005	$290,068	$873,310	$92,475	$1,854,858
Investment securities:
Taxable	11,873	11,276	244,209	58,324	325,682
Tax exempt	241	2,489	17,974	18,461	39,165
Federal funds sold and other	26,643	—	99	—	26,742

Total interest-earning assets	637,762	303,833	1,135,592	169,260	2,246,447
Interest-bearing liabilities:
Deposits:
Demand, savings and money market deposits	$300,843	$218,216	$135,589	$72,739	$727,387
Time deposits	175,316	350,366	406,128	2,108	933,918
Federal funds purchased and securities sold under agreements to repurchase	94,955	723	132	—	95,810
Federal Home Loan Bank Advances and other	21,442	6,655	52,558	34,700	115,355
Notes payable	36,700	—	—	—	36,700
Subordinated debentures	80,207	—	—	28,455	108,662

Total interest-bearing liabilities	$709,463	$575,960	$594,407	$138,002	$2,017,832
Interest rate gap	$(71,701)	$(272,127)	$541,185	$31,258	$228,615
Cumulative interest rate gap at June 30, 2004	$(71,701)	$(343,828)	$197,357	$228,615

Cumulative interest rate gap to total assets	(2.95)%	(14.15)%	8.12%	9.41%

The following table indicates that at June 30, 2004, if there had been a sudden and sustained increase or decrease in prevailing market interest rates, Great Western’s 2004 interest income would be expected to increase with an increase in rates and decrease with a decrease in rates.

	Net interest income	(Decrease) Increase	Percent Change
	(dollars in thousands)
Changes in Interest Rates
200 basis point rise	$86,459	843.98%
100 basis point rise	86,037	421.49
Base rate scenario	85,616	0	0.00
100 basis point decline	83,387	(2,229)	(2.60)
200 basis point decline	78,876	(6,740)	(7.87)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Great Western at June 30, 2004 and 2003, together with the Independent Auditor’s Report, are included in this Form 10-K below.

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

ITEM 9A. CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of Great Western’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Deryl F. Hamann, Chairman of the Board, Chief Executive Officer, and James R. Clark, Chief Financial Officer, believe that Great Western’s disclosure controls and procedures were effective as of June 30, 2004.

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year covered by this Form 10-K, Great Western properly disclosed all reportable information required to be disclosed on Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Great Western and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position with Great Western	Position with Subsidiary
Deryl F. Hamann	71	Chairman of the Board, CEO and Director	Chairman and Director of Great Western Bank, Watertown and Great Western Bank, Omaha

Daniel A. Hamann	46	President, COO and Director	Chairman and Director of Great Western Bank, Clive; Vice Chairman and Director of Great Western Bank, Watertown and Great Western Bank, Omaha; Chairman and Director of Great Western Service Corporation

Daniel J. Brabec	45	Executive Vice President and Director	President, CEO and Director of Great Western Bank, Omaha

Jeffory A. Erickson	46	Director	President, CEO and Director of Great Western Bank, Watertown, Director of Great Western Service Corporation

Thomas B. Fischer	57	Senior Vice President, Assistant Secretary and Director	None

Art N. Burtscher	53	Director	Director of Great Western Bank, Omaha

Andrew C. Hove, Jr.	69	Director	None

Robert W. Murray	69	Director	None

Leo W. Smith II	68	Director	Director of Great Western Bank, Omaha

James R. Clark	53	CFO, Secretary and Treasurer	Vice President of Great Western Service Corporation

John L. Hendren	49	None	President, CEO & Director of Great Western Bank, Clive, Iowa, Director of Great Western Service Corporation

Deryl F. Hamann is the father of Daniel A. Hamann and the father-in-law of Daniel J. Brabec. All directors of Great Western hold office until the next meeting of stockholders or until their successors are elected and qualified.

Deryl F. Hamann. Mr. Hamann has been Chairman or President and CEO of Great Western since 1971. He is Chairman and Director of the affiliated Spectrum Financial Services, Inc. He is a Senior Counsel to the Omaha, Nebraska law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP. The law firm is counsel to Great Western.

Daniel A. Hamann. Mr. Daniel Hamann has been President of Great Western since 1996 and served as Vice President of Great Western from 1992 to 1996. He is Chairman and Director of Great Western Bank, Clive; Vice Chairman and Director of Great Western Bank, Watertown and Great Western Bank, Omaha. He is Chairman and Director of Great Western’s banks’ subsidiary, Great Western Service Corporation. He is Chairman, President and Director of the affiliated Spectrum Life Insurance Company. He is Vice Chairman, Executive Vice President and Director of Spectrum Financial Services, Inc., an affiliate of Great Western.

Daniel J. Brabec. Mr. Brabec has served as Vice President of Great Western since 1992 and as Executive Vice President since 1999. Mr. Brabec served as Executive Vice President and Director of Great Western Bank, Watertown (successor by merger to Rushmore Bank & Trust) from 1993 until 1999, when he was named CFO, Secretary and Treasurer of Great Western. Mr. Brabec became President and CEO of Great Western Bank, Omaha in January 2001. He is an Executive Vice President and Director of the affiliated Spectrum Life Insurance Company. He is a Director of Spectrum Financial Services, Inc., an affiliate of Great Western.

Jeffory A. Erickson. Mr. Erickson has served as President and CEO of Great Western Bank, Watertown since 1995. He was elected a Director of Great Western in January 2002. Since July 2002 he has served as Vice Chairman and Chief Executive Officer of Rushmore Bank & Trust until its merger into Great Western Bank, Watertown in May 2003.

Thomas B. Fischer. Mr. Fischer has been President and Director of Spectrum Financial Services, Inc. an affiliate of Great Western since 1996. He was elected Senior Vice President, Assistant Secretary and Director of Great Western in 1997. From 1992 to 1996, Mr. Fischer was Vice President, General Counsel, and Secretary of FirsTier Financial, Inc., a multi-bank holding company headquartered in Omaha, Nebraska.

Art N. Burtscher. Mr. Burtscher is Chairmen of McCarthy Group Advisors in Omaha. He has been a Director of Great Western since 2001. He is Director of Great Western Bank, Omaha, where he served as President from 1988 to 2001.

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

Leo W. Smith II. General Smith is Acting Director of the Durham Western Heritage Museum. He has been Director of Great Western Bank, Omaha since September 1998 and Director of Great Western since May 2001. Prior to his service as a Director with United Way of the Midlands in Omaha, Nebraska, General Smith was the last Vice Commander-In-Chief of the Strategic Air Command.

James R. Clark. Mr. Clark joined Great Western as Chief Financial Officer, Treasurer, and Secretary in August 2001. He is Vice President of Great Western’s banks’ subsidiary, Great Western Service Corporation. He is Secretary and Treasurer of the affiliated Spectrum Life Insurance Company. He is Vice President, Secretary and Treasurer of Spectrum Financial Services, Inc., an affiliate of Great Western. From 1994 to 1999, he was Vice President of Finance and Administration of (i)Structure, Inc. From 1977 to 1994, he held financial positions with Peter Kiewit Sons’, Inc., Omaha, Nebraska.

John L. Hendren. Mr. Hendren has served as President and CEO of Great Western Bank, Clive since August 2002. Since August 1986 he has served as President and CEO of Citizens Bank, Mt Ayr until its merger into Great Western Bank, Clive in February 2003. He served as a Director and Vice President of the former Citizens Bank of Princeton, Princeton, Missouri, since 1986 which merged into Great Western Bank, Clive in February 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents the cash compensation paid by Great Western and its subsidiaries to certain executive officers for the fiscal years 2002 through 2004. No other executive officer of Great Western received compensation from Great Western exceeding $100,000 for these years.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)
Deryl F. Hamann, Chairman and Chief Executive Officer	2004 2003 2002	$548,039 533,891 527,312	$163,908 159,135 154,500	$13,625 20,300 29,733
Daniel A. Hamann, President and Chief Operating Officer	2004 2003 2002	$246,750 240,500 170,000	$121,750 118,750 0	$34,412 47,231 16,914
Daniel J. Brabec, Executive Vice President and Director	2004 2003 2002	$246,719 240,469 181,245	$163,359 93,750 0	$49,476 45,925 18,009
James R. Clark, Chief Financial Officer, Secretary, Treasurer	2004 2003	$152,500 112,333	$24,333 28,000	$11,825 1,719

(1)	Amounts represent 401(k) Plan employer contributions, a portion of “Split-Dollar” insurance premiums prior to 2003, and amounts allocated under Phantom Stock Agreements. (See “Phantom Stock Agreements.”)

Great Western does not have any compensatory stock option plan for its executive officers and directors. None of the directors or officers of Great Western have any options, warrants or other similar rights to purchase securities of Great Western.

Great Western has no board committees at the holding company level except an audit committee and an executive committee. Great Western has an Audit Committee Charter in compliance with SEC and American Stock Exchange rules. Great Western has four independent directors to serve on its audit committee.

INDEMNIFICATION

The articles of incorporation of Great Western provide that the board of directors is authorized to indemnify, in the manner and to the extent provided by the Iowa Business Corporation Act, any person entitled to indemnification there under. Generally under Iowa law, any individual who is made a party to a proceeding because the individual is or was a director may be indemnified if the individual acted in good faith and had reasonable basis to believe that: (1) in the case of conduct in the individual’s official capacity with the corporation, that the individual’s conduct was in the corporation’s best interests; and (2) in all other cases, that the individual’s conduct was at least not opposed to the corporation’s best interest; and regarding any criminal proceedings, the individual had no reasonable cause to believe the individual’s conduct was unlawful. Iowa law also extends such indemnification to officers, employees, and agents of the corporation and further provides that an Iowa corporation may advance expenses to a director, officer, employee, or agent of the corporation. Great Western has adopted resolutions to implement such indemnity.

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

PHANTOM STOCK AGREEMENTS

Great Western’s subsidiary banks have phantom stock agreements with several senior bank officers, including Daniel A. Hamann, Chairman of Great Western Bank, Clive, Jeffory A. Erickson, President and CEO of Great Western Bank, Watertown, Daniel J. Brabec, President and CEO of Great Western Bank, Omaha, and John L. Hendren, President and CEO of Great Western Bank, Clive. Amounts are accrued for the officers based on their bank’s performance, 50% by achieving certain annual growth rates in net income and 50% by achieving certain annual rates of return on assets. Accumulated amounts are payable to the officers over ten years beginning at age 65 or prior due to death or permanent disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding beneficial ownership of common stock of Great Western as of August 31, 2004 by (1) each shareholder known by Great Western to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Great Western and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class
Deryl F. Hamann 1500 Woodmen Tower Omaha, NE 68102	27,479	(1)	22.20%
Daniel A. Hamann 10834 Old Mill Road, Suite One Omaha, NE 68154	54,725.50	(2)(6)	44.20%
Esther Hamann Brabec 10834 Old Mill Road, Suite One Omaha, NE 68154	57,027.50	(3)(6)	46.06%
Daniel J. Brabec 14545 West Center Road Omaha, NE 68144	505	(4)	*
Julie Hamann Hodgson 10834 Old Mill Road, Suite One Omaha, NE 68154	59,967.50	(5)(6)	48.44%
Art N. Burtscher 1125 So. 103rd St., Suite 450 Omaha, NE 68124	-0-		-0-
Jeffory A. Erickson 35 First Ave NE Watertown, SD 57201	-0-		-0-
Andrew C. Hove, Jr. 6610 Blue Ridge Lane Lincoln, NE 68516	-0-		-0-
Robert W. Murray 1716 So. 42nd St. West Des Moines, IA 50265	-0-		-0-
Leo W. Smith II 509 Windsor Drive Papillion, NE 68046	-0-		-0-
Thomas B. Fischer 10834 Old Mill Road, Suite One Omaha, NE 68154	-0-		-0-
James R. Clark 10834 Old Mill Road, Suite One Omaha, NE 68154	-0-		-0-
All executive officers and directors as a group (ten persons)	82,709.50		66.40%

(1)	Of this amount, an aggregate of 24,315 shares are held by five separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, and Julie Hamann Hodgson. Mr. Hamann as trustee owns an additional 454 shares held by an affiliated company. In addition, Mr. Hamann owns 2,710 shares individually.

(2)	Of this amount, 2,151 shares are owned by his revocable trust for which he serves as sole trustee, 261 shares are owned by his spouse, and an aggregate of 37,017.75 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Hodgson and 14,841.75 shares are owned by him as trustee for Esther Hamann Brabec.

(3)	Of this amount, 1,841 shares are owned by her revocable trust for which she serves as sole trustee, 505 shares are owned by her spouse, an aggregate of 37,017.75 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Hodgson, and 17,209.75 shares are owned by her as trustee for Julie Hamann Hodgson and her issue.

(4)	Does not include shares beneficially owned by his spouse. Mr. Brabec disclaims beneficial ownership of such shares.

(5)	Of this amount, 2,074 shares are owned by her revocable trust for which she serves as sole trustee, an aggregate of 37,017.75 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 3,075 shares are owned by her as trustee for Esther Hamann Brabec’s issue and 17,346.75 shares are owned by her as trustee for Daniel A. Hamann and his issue.

(6)	Mr. Hamann, Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson as trustee own an additional 454 shares held by an affiliated company.

*	Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Great Western. Deryl F. Hamann and his children own them, directly or indirectly, individually or as trustee. Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Great Western’s subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $1,057,464 during Great Western’s fiscal year ended June 30, 2004, $1,074,368 for the year ended June 30, 2003, and $945,665 for the year ended June 30, 2002, for assuming such reinsurance risks with respect to credit insurance originated by Great Western’s subsidiary banks. Great Western’s subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

In addition, Spectrum Financial Services, Inc. receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit life insurance originated by Great Western’s subsidiary banks was $26,834 during the fiscal year ended June 30, 2004, $54,157 during the fiscal year ended June 30, 2003, and $17,091 during the fiscal year ended June 30, 2002. Great Western believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

Spectrum Financial Services, Inc., until the sale of its subsidiary broker-dealer, Spectrum Capital Inc., on July 15, 2003, placed investment centers in banks, including the Great Western’s subsidiary banks and unaffiliated banks. The investment centers engaged in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees. Spectrum Financial Services, Inc. paid Great Western’s subsidiary banks lease rentals based on commissions generated. Gross commissions originated from Great Western’s banks were $762,000 during fiscal year ended June 30, 2003, and $764,097 during the fiscal year ended June 30, 2002. Gross commissions originated after June 30, 2003 and prior to the sale of Spectrum Capital, Inc. on July 15, 2003 were immaterial. Each of Great Western’s subsidiary banks received approximately 75% of the amount of gross commissions generated from its leased space as rental. Great Western believes that these arrangements were on terms similar to those that would be obtained with an unaffiliated party.

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

The common stockholders of Great Western formed Capital Investors, LLC in March 2001. Capital Investors, LLC is owned by common stockholders of Great Western for the purpose of financing the purchase of Great Western’s subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Great Western’s subordinated capital notes as Tier II capital for regulatory purposes. The subordinated capital notes bear interest at a floating rate of one percent per annum over prime rate and will be due March 23, 2011 with interest payable quarterly. Great Western has the right to prepay the subordinated capital notes without penalty. Depending upon the availability of funds and Great Western’s capital requirements, Great Western intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011. Great Western’s obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Great Western’s obligations under its subordinated capital notes.

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

Deryl F. Hamann is Senior Counsel to the law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, Omaha, Nebraska. The law firm is counsel to Great Western. See “Legal Proceedings.” Mr. Hamann devotes approximately 5% of his time to law firm matters, 90% to Great Western matters, and the remaining 5% to other interests.

Great Western and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). These transactions (1) were made in the ordinary course of business, (2) were made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with other persons, and (3) did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to Great Western for fiscal year ended June 30, 2004 and June 30, 2003 by BKD, LLP, Great Western’s principal accounting firm.

	Year Ended June 30,
	2004	2003
	(In thousands)
Audit Fees	$102	$8
Audit related Fees (a)	12	0
Tax Fees	12	0
All other fees	0	0

Total Fees	$126	$8

(a)	Research and discussions on new accounting pronouncements.

Auditor Fees Pre-approval Policy. In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to Great Western. The policy requires that all services BKD, LLP, Great Western’s independent auditor, may provide to Great Western, including audit services and permitted audit-related and non-audit services, be approved by the Audit Committee. The Committee approved all audit and non-audit services provided by BKD, LLP during fiscal 2004.

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

(3) Exhibits

(a) (3) EXHIBITS

REGULATION S-K EXHIBIT NUMBER	DOCUMENT	REFERENCE TO PRIOR FILING OR EXHIBIT NUMBER ATTACHED HERETO	SEQUENTIAL PAGE NUMBER WHERE ATTACHED EXHIBITS ARE LOCATED IN THIS FORM 10-K REPORT
2.2	Agreement and Plan of Merger dated May 25, 2000, between Great Western Bancorporation, Inc. and Citizens Corporation.	(2)	Not Applicable
2.3	Agreement dated November 14, 2000, between Jack K. Harvey and Great Western Securities, Inc.	(2)	Not Applicable
2.4	Agreement and Plan of Merger dated December 16, 2000, between Great Western Bancorporation, Inc. and Great Western Securities, Inc.	(2)	Not Applicable
3.1	Articles of Amendment to Articles of Incorporation of Great Western Bancorporation, Inc.	(1)	Not Applicable
3.2	Bylaws of Great Western Bancorporation, Inc.	(1)	Not Applicable
4.1	Form of Subordinated Indenture dated August 18, 1999, entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(1)	Not Applicable
4.1	Form of Subordinated Indenture dated March 19, 2001 entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(2)	Not Applicable
4.1	Form of Subordinate Indenture dated October 29, 2002 entered into between the Registrant and Wilmington Trust Company as Indenture Trustee.	(8)	Not Applicable
4.1	Form of Subordinated Indenture dated December 17, 2003, entered into between the Registrant and U.S. Bank National Association, as Indenture Trustee.	(9)	Not Applicable
4.1	Form of Subordinated Indenture dated March 31, 2004, entered into between the Registrant and JP Morgan Chase Bank, as Indenture Trustee.	(10)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(1)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(2)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(8)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(9)	Not Applicable
4.2	Form of Junior Subordinated Debenture.	(10)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust I.	(1)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust II.	(2)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust III.	(8)	Not Applicable
4.3	Certificate of Trust of Great Western Statutory Trust IV.	(9)	Not Applicable
4.3	Certificate of Trust of GWB Capital Trust V.	(10)	Not Applicable
4.4	Trust Agreement of GWB Capital Trust I dated as of June 11, 1999.	(1)	Not Applicable
4.4	Trust Agreement of GWB Capital Trust II dated as of January 4, 2001.	(2)	Not Applicable
4.4	Trust Agreement of GWB Capital Trust III dated as of October 15, 2002.	(8)	Not Applicable
4.4	Trust Agreement of Great Western Statutory Trust IV dated as of December 3, 2003.	(9)	Not Applicable
4.4	Trust Agreement of GWB Capital Trust V dated as of March 29, 2004.	(10)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust I dated August 18, 1999.	(1)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust II dated March 19, 2001.	(2)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust III dated October 29, 2002.	(8)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of Great Western Statutory Trust IV dated December 17, 2003.	(9)	Not Applicable
4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust V dated March 31, 2004.	(10)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust I.	(1)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust II.	(2)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust III.	(8)	Not Applicable
4.6	Form of Preferred Security Certificate of Great Western Statutory Trust IV	(9)	Not Applicable
4.6	Form of Preferred Security Certificate of GWB Capital Trust V.	(10)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(1)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(2)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(8)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(9)	Not Applicable
4.7	Form of Preferred Securities Guarantee Agreement.	(10)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(1)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(2)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(8)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(9)	Not Applicable
4.8	Form of Agreement as to Expenses and Liabilities.	(10)	Not Applicable
4.9	Revised Form of Great Western’s Subordinated Capital Notes due 2011.	(3)	Not Applicable
10.1	Time Note dated July 18, 2000, between Great Western Bancorporation, Inc., as borrower, and LaSalle Bank National Association.	(2)	Not Applicable
10.3	Agreement for Advances, Pledge and Security Agreement dated September 11, 1995, between Federal Home Loan Bank of Des Moines and Rushmore Bank & Trust. (Registrant’s other subsidiary banks have identical agreements).	(1)	Not Applicable
10.4	Form of CMS™ Agency Agreement (reverse repurchase agreement) between Great Western Bank, Watertown and its customers.	(1)	Not Applicable
10.5	Phantom Stock Long-Term Incentive Plan dated April 30, 2003, between Daniel A. Hamann and Great Western Bank, Clive.	(6)	Not Applicable
10.6	License Agreement dated September 5, 1997 between Jack Henry & Associates, Inc. and Great Western Service Corporation.	(1)	Not Applicable
10.7	Split-Dollar Agreement dated July 12, 1995 among Great Western and Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson.	(1)	Not Applicable
10.8	Phantom Stock Long-Term Incentive Plan dated January 24, 2000, between Jeffory A. Erickson and Great Western Bank, Watertown.	(5)	Not Applicable
10.9	Phantom Stock Long-Term Incentive Plan dated January 17, 2001, between Daniel J. Brabec and Great Western Bank, Omaha.	(5)	Not Applicable
12.1	Statement re Computation of Ratios.	(7)
21	Subsidiaries of Registrant.	(7)
24.1	Power of Attorney for Art N. Burtscher.	(4)	Not Applicable
24.2	Power of Attorney for Andrew C. Hove, Jr.	(4)	Not Applicable
24.3	Power of Attorney for Robert W. Murray.	(4)	Not Applicable
24.4	Power of Attorney for Leo W. Smith.	(4)	Not Applicable
24.5	Power of Attorney for Jeffory A. Erickson.	(5)	Not Applicable

31.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(7)
31.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(7)
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(7)
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(7)

(1)	Filed as exhibits to Great Western’s Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.

(2)	Filed as exhibits to Great Western’s Form S-1 registration statement filed on January 12, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(3)	Filed as an exhibit to Great Western’s Form S-1 registration statement filed on February 28, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.

(4)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(7)	Filed herewith.

(8)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust III.

(9)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for Great Western Statutory Trust IV.

(10)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust V.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K (Item 5) subsequent to the quarter ended March 31, 2004. The Form 8-K was filed on April 5, 2004, and reported the Company issued 25,000 shares, $1,000 par value, of Company Capital Trust Pass-Through Securities of GWB Capital Trust V on March 31, 2004 through a private placement. The Company owns 100% of the common securities of GWB Capital Trust V.

The Company filed an additional current report on Form 8-K (Item 5) subsequent to the quarter ended March 31, 2004. The form 8-K was filed on May 24, 2004 and reported Company has notified Wilmington Trust Company it intends to initiate an early redemption of all of its Junior Subordinated Debentures under the Subordinated Indenture dated August 18, 1999. The Company received approval from the Federal Reserve on May 19, 2004 to initiate the early redemption.

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

/s/ Deryl F. Hamann	/s/ Daniel A. Hamann
Deryl F. Hamann, Chairman, Chief Executive Officer and Director (Principal Executive and Operating Officer) Date: 9/10/04	Daniel A. Hamann, President Chief Operating Officer and Director Date: 9/10/04

/s/ Thomas B. Fischer	/s/Arthur N. Burtscher *
Thomas B. Fischer, Senior Vice President and Director Date: 9/10/04	Arthur N. Burtscher Director Date: 9/10/04

/s/ Daniel J. Brabec	/s/ Andrew C. Hove, Jr. *
Daniel J. Brabec, Executive Vice President and Director Date: 9/10/04	Andrew C. Hove, Jr. Director Date: 9/10/04

/s/ James R. Clark	/s/ Robert W. Murray *
James R. Clark Chief Financial Officer and Secretary/Treasurer Date: 9/10/04	Robert W. Murray Director Date: 9/10/04

/s/ Jeffory A. Erickson *	/s/ Leo Smith II *
Jeffory A. Erickson Director Date: 9/10/04	Leo W. Smith II Director Date: 9/10/04

*By: /s/ Deryl F. Hamann
Deryl F. Hamann As: Attorney-in-Fact Date: 9/10/04

Great Western Bancorporation, Inc.

Accountants’ Report and Consolidated Financial Statements

June 30, 2004, 2003 and 2002

Great Western Bancorporation, Inc.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Western Bancorporation, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Great Western Bancorporation, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Great Western Bancorporation, Inc. for the year ended June 30, 2002, were audited by other accountants whose report dated July 30, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Western Bancorporation, Inc., and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Lincoln, Nebraska

August 18, 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Western Bancorporation, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Great Western Bancorporation, Inc. for the year ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Great Western Bancorporation, Inc.’s operations and its cash flows for the year ended June 30, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Sioux Falls, South Dakota

July 30, 2002

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

Great Western Bancorporation, Inc.

Consolidated Balance Sheets

June 30, 2004 and 2003

(In thousands, except share data)

	2004	2003
Assets
Cash and due from banks	$49,768	$64,637
Federal funds sold and FHLB overnight deposits	26,642	42,522

Cash and cash equivalents	76,410	107,159
Certificates of deposit	99	99
Securities available for sale	364,847	313,136
Investment in affiliates	3,262	—
Loans, net of allowance for loan losses of $22,643 and $21,251 in 2004 and 2003, respectively	1,832,215	1,599,961
Premises and equipment	47,890	43,675
Accrued interest receivable	14,309	13,679
Core deposits and other intangibles	2,897	3,371
Goodwill	51,847	45,930
Mortgage servicing rights	14,557	5,274
Other assets	21,576	15,785

Total assets	$2,429,909	$2,148,069

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$252,759	$262,161
Interest bearing	1,661,305	1,472,869

Total deposits	1,914,064	1,735,030
Federal funds purchased and securities sold under agreements to repurchase	95,810	60,163
FHLB advances and other borrowings	115,355	103,380
Notes payable	36,700	43,700
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	—	58,000
Subordinated debentures	108,662	—
Accrued interest and other liabilities	16,124	17,558

Total liabilities	2,286,715	2,017,831

Minority interests	4,074	3,864

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares; issued and outstanding 2004 – 123,802 shares, 2003 – 124,952 shares	124	125
Additional paid-in capital	2,032	2,051
Retained earnings	129,106	106,433
Accumulated other comprehensive income (loss)	(3,842)	6,065

Total stockholders’ equity	139,120	126,374

Total liabilities and stockholders’ equity	$2,429,909	$2,148,069

See Notes to Consolidated Financial Statements

Great Western Bancorporation, Inc.

Consolidated Statements of Income

Years Ended June 30, 2004, 2003 and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Interest and Dividend Income
Loans	$110,641	$109,877	$110,101
Taxable securities	10,545	12,415	14,966
Nontaxable securities	1,652	1,812	1,291
Dividends on securities	370	242	290
Federal funds sold and other	277	724	1,267

Total interest and dividend income	123,485	125,070	127,915

Interest Expense
Deposits	29,028	35,793	46,620
Federal funds purchased and securities sold under agreements to repurchase	960	824	1,644
FHLB advances and other borrowings	4,068	4,123	4,218
Notes payable	1,969	2,397	2,955
Company obligated mandatory redeemable preferred securities	2,602	5,068	4,744
Subordinated debentures	3,436	—	—

Total interest expense	42,063	48,205	60,181

Net Interest Income	81,422	76,865	67,734
Provision for Loan Losses	4,324	4,371	6,067

Net Interest Income After Provision for Loan Losses	77,098	72,494	61,667

Noninterest Income
Service charges and other fees	14,541	13,080	10,134
Net gains from sale of loans	5,902	6,770	2,917
Loan servicing fees	3,451	3,404	3,524
Casualty insurance commissions	1,072	995	741
Credit life and H&A insurance commissions	328	375	416
Health and life insurance commissions	84	100	136
Other insurance commissions	211	268	222
Investment center income	826	635	855
Gain on securities, net	1,255	1,862	215
Trust department income	2,109	1,684	1,610
Net gain (loss) from sale of other real estate owned and other assets	296	1,206	(96)
Other	1,183	975	1,223

Total noninterest income	31,258	31,354	21,897

See Notes to Consolidated Financial Statements

Great Western Bancorporation, Inc.

Consolidated Statements of Income - Continued

Years Ended June 30, 2004, 2003 and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Noninterest Expense
Salaries and employee benefits	$35,560	$33,323	$28,851
Occupancy expenses, net	4,478	4,227	3,770
Data processing	3,705	3,676	3,091
Equipment expenses	2,977	2,757	2,510
Advertising	4,667	3,743	2,180
Communication expenses	2,191	2,042	1,858
Professional fees	4,092	3,165	2,711
Amortization and valuation adjustments of mortgage servicing rights	1,623	15,358	9,049
Amortization of core deposits and other intangibles	1,595	1,901	2,629
Other	7,472	7,268	5,669

Total noninterest expense	68,360	77,460	62,318

Income Before Income Taxes and Minority Interests	39,996	26,388	21,246
Provision for Income Taxes	14,085	9,839	7,393

Income Before Minority Interests	25,911	16,549	13,853
Minority Interests	580	618	636

Net Income	$25,331	$15,931	$13,217

Basic Earnings Per Common Share	$198.18	$121.61	$98.36

Weighted Average Shares Outstanding	124,408	125,071	125,221

See Notes to Consolidated Financial Statements

Great Western Bancorporation, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2004, 2003 and 2002

(In thousands, except for share and per share data)

	Comprehensive Income	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2001		$11,700	$125	$2,064	$80,792	$2,245
Net income	$13,217	—	—	—	13,217	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	1,750	—	—	—	—	1,750

Comprehensive income	$14,967

Redeem 135 shares of common stock		—	—	(6)	(73)	—
Cash dividends paid:
Preferred stock		—	—	—	(900)	—
Common stock, $6.00 per share		—	—	—	(751)	—

Balance, June 30, 2002		11,700	125	2,058	92,285	3,995
Net income	$15,931	—	—	—	15,931	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	2,070	—	—	—	—	2,070

Comprehensive income	$18,001

Redeem 180 shares of common stock		—	—	(7)	(115)	—
Deemed dividend to affiliate		—	—	—	(196)	—
Cash dividends paid:
Preferred stock		—	—	—	(721)	—
Common stock, $6.00 per share		—	—	—	(751)	—

Balance, June 30, 2003		11,700	125	2,051	106,433	6,065
Net income	$25,331	—	—	—	25,331	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	(9,907)	—	—	—	—	(9,907)

Comprehensive income	$15,424

Redeem 1,150 shares of common stock		—	(1)	(19)	(1,162)	—
Cash dividends paid:
Preferred stock		—	—	—	(676)	—
Common stock, $6.60 per share		—	—	—	(820)	—

Balance, June 30, 2004		$11,700	$124	$2,032	$129,106	$(3,842)

See Notes to Consolidated Financial Statements

Great Western Bancorporation, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Operating Activities
Net income	$25,331	$15,931	$13,217
Items not requiring (providing) cash
Depreciation and amortization	12,319	16,973	9,713
Gain on sale of securities	(1,255)	(1,862)	(215)
Gain on sale of loans	(5,902)	(6,770)	(2,923)
(Gain) loss from sale of other real estate owned and other assets	(296)	(1,206)	96
Provision for loan losses	4,324	4,371	6,067
Provision for (recovery of) impairment of mortgage servicing rights	(4,819)	4,208	5,233
Deferred income taxes	96	(5,335)	(3,742)
Minority interests	580	618	636
Loans originated for resale	(358,487)	(405,482)	(171,386)
Proceeds from sale of loans originated for resale	343,426	384,476	171,601
Changes in
Accrued interest receivable	(630)	1,422	946
Other assets	650	(2,858)	865
Accrued interest and other liabilities	(1,161)	(1,092)	(4,640)

Net cash provided by operating activities	14,176	3,394	25,468

Investing Activities
Purchase of certificates of deposit	—	—	(4,199)
Proceeds from maturities of certificates of deposit	—	398	5,235
Purchase of trust common securities	(1,467)	—	—
Purchase of securities available for sale	(218,544)	(213,279)	(169,624)
Proceeds from sales and maturities of securities available for sale	151,369	238,555	129,521
Purchase of mortgage servicing rights	(1,789)	(518)	(4,939)
Proceeds from sale of mortgage servicing rights	3	—	38
Net increase in loans	(186,836)	(97,881)	(132,146)
Purchase of premises and equipment	(7,252)	(6,147)	(4,511)
Proceeds from sale of premises and equipment	1,083	754	67
Purchase of other assets	—	—	(125)
Proceeds from sale of other assets	3,516	5,120	572
Business acquisitions	82,398	19,139	83

Net cash used in investing activities	(177,519)	(53,859)	(180,028)

See Notes to Consolidated Financial Statements

Great Western Bancorporation, Inc.

Consolidated Statements of Cash Flows - Continued

Years Ended June 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Financing Activities
Net increase in deposits	$55,901	$74,324	$115,288
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	44,502	(10,373)	8,440
Proceeds from issuance of preferred securities	—	10,000	—
Proceeds from issuance of subordinated debentures	48,867	—	—
Proceeds from notes payable	22,700	40,690	40,522
Principal payments on notes payable	(26,580)	(17,882)	(35,095)
Debt issuance costs incurred	(276)	(8)	(38)
Purchase of minority interests	—	(3,017)	—
Proceeds from sale of minority interests	—	1,166	—
Purchase of common stock for retirement	(1,182)	(122)	(79)
Dividends paid, including $209, $184 and $245 paid to minority interests, respectively	(1,704)	(1,656)	(1,896)
Payment of other liabilities	(9,634)	(4,776)	(9,740)

Net cash provided by financing activities	132,594	88,346	117,402

Increase (Decrease) in Cash and Cash Equivalents	(30,749)	37,881	(37,158)
Cash and Cash Equivalents, Beginning of Year	107,159	69,278	106,436

Cash and Cash Equivalents, End of Year	$76,410	$107,159	$69,278

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$42,621	$50,205	$63,996
Income taxes	15,162	14,032	10,353
Supplemental Schedules of Noncash Investing and Financing Activities
Net change in unrealized gain/loss on securities available for sale, net of deferred income taxes	$9,907	$2,070	$1,750
Purchase of mortgage servicing rights for other liabilities	9,122	4,984	914
Loans transferred to other real estate owned and other assets	3,225	2,496	2,005

See Notes to Consolidated Financial Statements

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Great Western Bancorporation, Inc. (“Great Western”) is a multi-bank holding company organized under the laws of Iowa whose primary business is providing the traditional functions of trust, commercial, consumer, and mortgage banking services through its Nebraska, South Dakota and Iowa based subsidiary banks. The Banks are subject to competition from other financial institutions. The Banks are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. Substantially all of Great Western’s income is generated from banking operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Great Western and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated subsidiaries are as follows: Great Western Bank, (Great Western Bank, Omaha, 100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (Great Western Bank, Watertown, 96.1% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (Great Western Bank, Clive, 100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization. Great Western Bank, Omaha also owns 100.0% of GW Leasing, Inc., a leasing company. See “Changes in Minority Interests and Business Acquisitions”. Also, as discussed at Note 12, during the year ended June 30, 2004, Great Western applied the provisions of Financial Accounting Standards Board (FASB) Interpretation 46 (Revised) to its trust preferred securities, which required that GWB Capital Trusts I, II and III no longer be consolidated.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), federal funds sold and Federal Home Loan Bank (FHLB) overnight deposits.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

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

Great Western’s investments in nonmarketable equity securities are substantially all stock of the Federal Home Loan Bank and privately held equity securities. Although no ready open market exists for the stock, and they have no quoted market value, the issuers will generally repurchase the stock at par value.

Interest and dividends on investments in debt and equity securities are included in income when earned.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity, or pay-off generally are reported at their outstanding unpaid principal balance, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Loans Receivable - Continued

amortizing these amounts over the contractual life of the loan. Commitment fees based upon the amount of a customer’s line of credit and fees related to letters of credit are not significant and are recognized in income when received.

Great Western grants real estate, commercial, agricultural and consumer loans to customers primarily in Nebraska, South Dakota, Missouri, Kansas and Iowa and purchases loans primarily originated in those states and surrounding states. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower. Collateral held varies, but includes accounts receivable, inventory, property and equipment, residential real estate, income-producing commercial and agricultural properties and government guarantees.

Loans originated and intended for sale on the secondary market are sold on a prearranged basis. Loans held for sale are included in loans receivable and are stated at the lower of cost or estimated fair value in the aggregate. Loans held for sale totaled $12,340,000 and $27,401,000 as of June 30, 2004 and 2003, respectively.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Allowance for Loan Losses - Continued

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Great Western does not separately identify individual consumer and residential real estate loans for impairment disclosures.

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

Intangible Assets

Intangible assets consist of goodwill, core deposits, an unidentifiable intangible asset related to a branch acquisition, client listing and franchise. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposits represents the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. The unidentifiable intangible asset represents the excess of fair value of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution in accordance with FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Intangible Assets - Continued

On October 1, 2002, Great Western elected adoption of FASB Statement No. 147, “Acquisitions of Certain Financial Institutions.” This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” Transaction provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002, with earlier application permitted. The carrying amount of an unidentifiable intangible asset shall continue to be amortized as set forth in paragraph 5 of FASB Statement No. 72 after October 1, 2002, unless the transaction in which the asset arose was a business combination. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of the asset shall be reclassified to goodwill as of the later of the date of acquisition or the date FASB Statement No. 142 was applied in its entirety.

Great Western has unidentifiable intangible assets that arose from a business combination. In applying FASB Statement No. 147, Great Western reclassified the carrying amount of unidentifiable intangible assets of $4,598,000 to goodwill as of July 1, 2002. As of June 30, 2004 total goodwill (including reclassified unidentifiable intangible assets of $4,598,000) was $51,847,000 and core deposit intangible and other, net was $2,897,000. The effect of this reclassification on the consolidated financial statements was not material.

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

Great Western has identified those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill. In applying FASB Statement No. 142, Great Western has re-evaluated the useful lives of these separable intangible assets. The weighted average life of the remaining amortizable intangible assets is 6 years. In the year of adoption, FASB Statement No. 142 required the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within twelve months of adoption. The first step of the test was completed as of July 1, 2001 and no indications of goodwill impairment were found; therefore, step two of the goodwill impairment test was not applicable.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Intangible Assets - Continued

As of June 30, 2004 and 2003, the fair values of each reporting unit were reviewed and it was determined that the fair values were equal to or greater than the fair values as of July 1, 2002; hence no indications of goodwill impairment were found.

The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Goodwill	Not amortized
Core deposit	Straight-line & accelerated	5
Unidentifiable intangible asset	Straight-line (prior to July 1, 2002)	15
Client listing	Straight-line	10 -15
Franchise	Straight-line	5 - 10

Mortgage Servicing Rights

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The cost of mortgage servicing rights and the amortization thereon is periodically evaluated in relation to projected net servicing revenues. Projected net servicing revenue is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio. Great Western estimates future prepayment rates based on relevant characteristics of the servicing portfolio. Impairment of mortgage servicing rights is assessed based on the fair value of those rights as compared to amortized cost. For purposes of measuring impairment, the rights are stratified based on investor remittance type. Fair values are estimated using discounted cash flows based on interest rates commensurate with the risks involved. Impairment, if any, is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount of the stratum.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Earnings Per Common Share

Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $676,000, $721,000 and $900,000 for the years ended June 30, 2004, 2003 and 2002, respectively, reduced the earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

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

Fair Value of Financial Instruments

In estimating the fair value of its financial instruments as presented in Note 20, management used the following methods and assumptions:

Carrying amounts approximate fair values for the following instruments:

Cash and due from banks

Federal funds sold and FHLB overnight deposits

Certificates of deposit

Securities available for sale

Variable rate loans that reprice frequently where no significant change in credit risk has occurred

Accrued interest receivable

Variable rate money market and time deposit accounts and deposits payable on demand

Federal funds purchased and securities sold under agreements to repurchase

Notes payable and other obligations with variable interest rates

Accrued interest payable

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Fair Value of Financial Instruments - Continued

Discounted cash flows using interest rates currently prevailing on instruments with similar terms and with similar credit quality:

All loans except variable rate loans described above

Mortgage servicing rights

Fixed rate time certificates

Notes payable and other obligations with fixed interest rates

Company obligated mandatorily redeemable preferred securities

Fees currently being charged for similar instruments, taking into account the remaining terms of the agreements and the counterparties’ credit standing:

Off-balance sheet instruments:

Letters of credit

Commitments to extend credit

Note 2:	Changes in Minority Interests and Business Acquisitions

On February 23, 2004, Great Western Bank, Clive purchased six branches located in Albany, Bethany, Grant City, Milan, Sheridan, and Unionville, Missouri from Bank Midwest, N.A., headquartered in Missouri. At February 23, 2004 the six branches had $123,590,000 in total assets, $31,972,000 in net loans and $123,133,000 in deposits. As a result of the acquisition, Great Western expects the acquisition will enhance its operating market and reduce costs through economies of scale. The results of operations of the six branches after the date of acquisition are included in the consolidated financial statements. The total amount of goodwill is expected to be deductible for tax purposes. The average amortization period for the core deposit and other intangible costs is five years.

On May 30, 2003, Great Western Bank, Rapid City (formerly Rushmore Bank & Trust) merged with and into Great Western Bank, Watertown (formerly F & M). The merger was accounted for at historical cost and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.

On May 29, 2003, Spectrum Bancorporation, Inc. was renamed Great Western Bancorporation, Inc. In addition, on May 29, 2003, Spectrum Capital Trust I and Spectrum Capital Trust II were renamed GWB Capital Trust I and GWB Capital Trust II, respectively.

On March 17, 2003, Spectrum Banc Service Corporation was renamed Great Western Service Corporation.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 2:	Changes in Minority Interests and Business Acquisitions - Continued

On March 3, 2003, Rushmore Bank and Trust, Rapid City, South Dakota and F & M Bank, Watertown, South Dakota were renamed Great Western Bank.

On February 21, 2003, Citizens Bank, Mt Ayr, Iowa and Citizens Bank of Princeton, Princeton, Missouri merged with and into Citizens Bank, Clive, Iowa. All three banks are 100.0% owned subsidiaries of Great Western. In addition, on March 29, 2003, the surviving bank was renamed Great Western Bank. The merger was accounted for at historical cost and, accordingly, the merger did not require any restatement of financial statements on a consolidated basis.

On January 24, 2003, Great Western purchased from a minority shareholder 180 shares of common stock and 1,800 shares of preferred stock in its subsidiary, Great Western Bank, Rapid City (formerly Rushmore Bank & Trust), for $2,111,492. This transaction was accounted for as a purchase. After January 24, 2003, Great Western owned 100.0% of Great Western Bank, Rapid City.

On December 13, 2002, Great Western Bank, Omaha acquired Peoples Bank, Overland Park, Kansas by cash merger. At December 13, 2002, Peoples Bank had $24,847,000 in total assets, $2,910,000 in net loans and $24,739,000 in deposits. Peoples Bank had one location, which at closing became a branch of Great Western Bank, Omaha. The results of operations of Peoples Bank after the date of acquisition are included in the consolidated financial statements. Certain disclosures were not made due to the insignificance of this acquisition to the consolidated financial statements.

In October 2002, Great Western purchased a total of 24 shares of common stock of Great Western Bank, Watertown (formerly F & M Bank), from two minority shareholders for $90,765. This transaction was accounted for as a purchase.

On September 30, 2002, Great Western acquired 1,688 shares (4.8%) of the common stock of Great Western Bank, Clive (formerly Citizens Bank, Clive, Iowa) for $673,288 in cash from a minority shareholder. The transaction was accounted for as a purchase.

As of February 28, 2002 Great Western Bank, Watertown (formerly F&M Bank) acquired by merger First Western Bank, N.A., Atkinson, Nebraska (“First Western”) and Marquette Bank Nebraska, N.A., O’Neill, Nebraska (“Marquette”) for $17,484,000. At February 28, 2002, First Western and Marquette had assets of $110,429,000, deposits of $99,589,000, net loans of $62,981,000 and stockholders’ equity of $10,217,000. The acquisition has been accounted for as a purchase and results of operations of First Western and Marquette after the date of acquisition are included in the consolidated financial statements.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 2:	Changes in Minority Interests and Business Acquisitions - Continued

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the dates of acquisition is as follows:

	Fiscal 2004 Acquisition	Fiscal 2003 Acquisitions	Fiscal 2002 Acquisitions
Assets acquired
Securities	$—	$390	$27,289
Loans receivable	31,972	2,910	62,981
Other assets	249	22	1,638
Premises and equipment	1,870	65	3,285
Core deposit and other intangibles	1,184	304	754
Goodwill	5,917	2,017	4,182
Liabilities assumed
Deposits	(123,133)	(24,739)	(99,589)
Other liabilities	(457)	(108)	(623)

Net cash and cash equivalents received	$(82,398)	$(19,139)	$(83)

Note 3:	Restrictions on Cash and Due from Banks

Great Western’s banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $1,640,000 and $1,335,000 at June 30, 2004, and 2003 respectively.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4:	Securities Available for Sale

Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2004:
U.S. Treasury securities	$24,228	$10	$(1,154)	$23,084
U.S. Government agencies and corporations, including mortgage-backed securities	286,399	697	(6,750)	280,346
States and political subdivision securities	38,528	715	(79)	39,164
Corporate debt securities	10,007	295	(220)	10,082
Stock in Federal Home Loan Bank and other	11,921	250	—	12,171

	$371,083	$1,967	$(8,203)	$364,847

As of June 30, 2003:
U.S. Treasury securities	$28,795	$455	$—	$29,250
U.S. Government agencies and corporations, including mortgage-backed securities	192,638	5,339	(22)	197,955
States and political subdivision securities	44,067	2,380	(5)	46,442
Corporate debt securities	29,433	1,457	(17)	30,873
Stock in Federal Home Loan Bank and other	8,505	111	—	8,616

	$303,438	$9,742	$(44)	$313,136

The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 2004, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$18,771	$19,062
Due after one year through five years	243,931	239,370
Due after five years through ten years	57,867	56,807
Due after ten years	8,536	8,206
Mortgage-backed securities	30,057	29,231

	$359,162	$352,676

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4:	Securities Available for Sale - Continued

Proceeds from sales of securities available for sale were $52,369,000, $63,116,000, and $9,760,000 for the years ended June 30, 2004, 2003, and 2002, respectively. Gross gains of $1,296,000, $1,862,000 and $217,000 and gross losses of $41,000, $0 and $2,000 were realized on those sales for the years ended June 30, 2004, 2003, and 2002, respectively. Income taxes on net gains on sales of securities were $439,000, $652,000 and $75,000, in 2004, 2003 and 2002, respectively.

Securities with a carrying value of approximately $240,737,000 and $197,528,000 at June 30, 2004 and 2003, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

Certain investments in debt securities, which is approximately 76% of Great Western’s investment portfolio, are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2004, was $278,210,000. These declines primarily resulted from increases in market interest rates subsequent to the acquisition dates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows Great Western’s gross unrealized losses and fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$19,144	$(1,002)	$2,892	$(152)	$22,036	$(1,154)
U.S. Government agencies and corporations, including mortgage-backed securities	241,377	(6,520)	4,770	(231)	246,147	(6,750)
States and political subdivision securities	5,589	(62)	513	(17)	6,102	(79)
Corporate debt securities	—	—	3,925	(220)	3,925	(220)

Total temporarily impaired securities	$266,110	$(7,583)	$12,100	$(620)	$278,210	$(8,203)

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4:	Securities Available for Sale - Continued

The components of other comprehensive income-net unrealized gain (loss) on securities available for sale (in thousands) are as follows:

	Years Ended June 30,
	2004	2003	2002
Unrealized holding gain (loss) arising during the period	$(14,154)	$5,115	$3,010
Less reclassification adjustment for net gain realized in net income	(1,255)	(1,862)	(215)

Net change in unrealized gain (loss) before income taxes	(15,409)	3,253	2,795
Income taxes	5,663	(1,139)	(978)
Minority interest in unrealized gain	(161)	(44)	(67)

Other comprehensive income-net change in unrealized gain (loss) on securities	$(9,907)	$2,070	$1,750

Note 5:	Loans Receivable

The composition of net loans receivable (in thousands) is as follows:

	June 30,
	2004	2003
Commercial and agricultural	$1,480,893	$1,235,406
Real estate loans	169,559	194,367
Loans to individuals	204,510	190,579
Other loans	2,286	2,576

	1,857,248	1,622,928
Deduct
Allowance for loan losses	(22,643)	(21,251)
Unearned net loan fees	(2,390)	(1,716)

	$1,832,215	$1,599,961

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 5:	Loans Receivable - Continued

Loans guaranteed by agencies of the U.S. government totaled $39,237,000 and $40,872,000 at June 30, 2004 and 2003, respectively.

Information about impaired loans (in thousands) is as follows:

	As of and for the Year Ended June 30,
	2004	2003	2002
Loans receivable for which there is a related allowance for loan losses	$20,678	$11,819	$14,081
Other impaired loans	462	5,497	—

Total impaired loans	$21,140	$17,316	$14,081

Related allowance for loan losses	$2,729	$1,863	$3,952

Average monthly balance of impaired loans (based on month end balances)	$18,615	$14,204	$14,411

Interest income recognized on impaired loans	$712	$522	$970

At June 30, 2004 and 2003, accruing loans delinquent ninety days or more totaled $154,000 and $2,130,000, respectively. Nonaccruing loans totaled $13,241,000 at June 30, 2004 and $9,562,000 at June 30, 2003.

Changes in the allowance for loan losses (in thousands) are as follows:

	Years Ended June 30,
	2004	2003	2002
Balance, beginning	$21,251	$20,344	$18,955
Provision charged to operating expense	4,324	4,371	6,067
Business acquisitions (Note 2)	—	—	999
Recoveries of amounts charged off	673	596	774

	26,248	25,311	26,795
Amounts charged off	(3,605)	(4,060)	(6,451)

Balance, ending	$22,643	$21,251	$20,344

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 6:	Premises and Equipment

The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:

	June 30,
	2004	2003
Land	$7,476	$6,243
Buildings and building improvements	38,277	35,078
Furniture and equipment	27,803	25,694
Construction in process	1,756	1,200

	75,312	68,215
Less accumulated depreciation	(27,422)	(24,540)

	$47,890	$43,675

Depreciation expense was $3,605,000, $3,320,000, and $2,961,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Note 7:	Intangible Assets

Goodwill, which is not being amortized subsequent to June 30, 2001, is net of accumulated amortization of $2,934,000 at June 30, 2004 and 2003. No impairment has been recognized on goodwill.

Changes in the carrying amount of goodwill (in thousands) are as follows:

	June 30,
	2004	2003
Balance, beginning	$45,930	$39,315
Arising from business acquisitions	5,917	2,017
Reclassification adjustment	—	4,598

Balance, ending	$51,847	$45,930

A summary of intangible assets subject to amortization is as follows (in thousands):

	Mortgage Servicing Rights	Core Deposit Intangible	Other	Total
As of June 30, 2004
Gross carrying amount	$43,370	$8,942	$285	$52,597
Accumulated amortization	(24,152)	(6,185)	(145)	(30,482)
Impairment	(4,661)	—	—	(4,661)

	$14,557	$2,757	$140	$17,454

As of June 30, 2003
Gross carrying amount	$32,462	$7,758	$309	$40,529
Accumulated amortization	(17,709)	(4,615)	(81)	(22,405)
Impairment	(9,479)	—	—	(9,479)

	$5,274	$3,143	$228	$8,645

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 7:	Intangible Assets - Continued

Amortization of intangible assets, including adjustments for impairments, for the fiscal years ended June 30, 2004, 2003 and 2002 was $3,218,000, $17,259,000 and $11,678,000 respectively.

Estimated amortization of intangible assets for each of the next five fiscal years (assuming no activities, such as acquisitions, which would result in additional amortizable intangible assets and excluding the effect of previous impairments) are as follows (in thousands):

2005	$4,617
2006	3,066
2007	2,340
2008	1,873
2009	1,554

Note 8:	Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances (in thousands) of these loans are summarized as follows:

	June 30,
	2004	2003
Mortgage loan portfolios serviced for
GNMA	$1,958	$2,668
FHLMC	108,871	108,591
FNMA	998,863	693,243
Other investors	16,462	23,584

	$1,126,154	$828,086

Custodial escrow balances maintained in connection with the foregoing loan servicing, which are held by Great Western, were approximately $8,513,000 and $6,982,000 at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, the number of mortgage loan pools serviced for GNMA totaled six.

Following is an analysis of the changes in the mortgage servicing rights (in thousands):

	Years Ended June 30,
	2004	2003	2002
Balance at the beginning of period	$5,274	$15,131	$18,366
Additions	10,909	5,501	5,852
Sales	(3)	—	(38)
Amortization	(6,441)	(11,150)	(3,816)
Valuation adjustment	4,818	(4,208)	(5,233)

Balance at end of period	$14,557	$5,274	$15,131

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 8:	Mortgage Servicing Rights - Continued

Mortgage servicing rights had an estimated fair value of $14,557,000 and $5,274,000 at June 30, 2004 and 2003, respectively. A total valuation allowance of $4,661,000 and $9,479,000 was recorded as of June 30, 2004 and 2003, respectively.

Note 9:	Deposits

The composition of deposits (in thousands) is as follows:

	June 30,
	2004	2003
Noninterest bearing demand	$252,759	$262,161
NOW accounts, money market and savings	727,387	613,367
Time certificates, $100,000 or more	287,501	265,310
Other time certificates	646,417	594,192

	$1,914,064	$1,735,030

At June 30, 2004, the scheduled maturities of time certificates (in thousands) in subsequent fiscal years are as follows:

2005	$538,526
2006	168,208
2007	113,796
2008	66,898
2009	45,303
2010 and thereafter	1,187

$933,918

Note 10:	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased totaled $8,630,000 at June 30, 2004. There were no federal funds purchased at June 30, 2003.

Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date totaled $87,180,000 and $60,163,000 at June 30, 2004 and 2003, respectively. Securities underlying the agreements had an amortized cost of approximately $94,926,000 and $67,621,000 and fair value of approximately $91,857,000 and $70,037,000 at June 30, 2004 and 2003, respectively. Great Western holds the securities under third-party safekeeping agreements. For the years ended June 30, 2004, 2003 and 2002, respectively, the maximum month-end balance of the agreements was $87,180,000, $69,144,000 and $74,471,000, and they had average balances of $74,756,000, $59,499,000 and $64,943,000 and average interest rates of 2.5%, 4.5% and 4.4%.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 11:	Notes Payable

Notes payable consist of the following (in thousands):

	June 30,
	2004	2003
Subordinated capital notes to Capital Investors, LLC, due March 2011, interest paid quarterly at prime rate plus 100 basis points, unsecured (1).	$35,000	$35,000
Subordinated capital notes, to shareholders, due December 2010, 10% interest paid quarterly, unsecured.	1,200	1,200
Note payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments of $2,250,000 due in April of each year, secured by stock in subsidiary banks. Payments have been made in advance on the note.	500	500
Note payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, secured by stock in subsidiary banks. Payments have been made in advance on the note.	—	7,000
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 2.02%-6.37% and maturity dates from July 2004 to October 2012, secured by real estate loans and FHLB stock, with various call dates at the option of the FHLB.	114,802	102,162
Notes payable to Federal Reserve Bank, consisting of treasury, tax and loan deposits, due on demand.	496	1,115
Other	57	103

	$152,055	$147,080

(1)	Capital Investors, LLC is owned by certain stockholders of Great Western.

Great Western has a $5,000,000 line of credit from an unaffiliated bank, secured by stock in subsidiary banks, with a maturity date of March 22, 2005. There were no advances on this line of credit as of June 30, 2004 or 2003. As of June 30, 2004, based on its Federal Home Loan Bank stockholdings, the combined aggregate borrowing capacity of Great Western is $136,527,000.

As of June 30, 2004, notes payable are due or callable (whichever is earlier) as follows (in thousands):

2005	$30,097
2006	17,500
2007	25,500
2008	18,058
2009	5,000
Thereafter	55,900

$152,055

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12:	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures

Great Western has caused to be created five trusts, which have issued Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities), which trusts are described herein.

The sole assets of the trusts are junior subordinated deferrable interest debentures (the Debentures) issued by Great Western with interest, maturity and distribution provisions similar in term to the respective Preferred Securities. If and to the extent interest payments are deferred on the Debentures, payment on the Preferred Securities will be deferred for the same period.

The trusts’ ability to pay amounts due on the Preferred Securities is solely dependent upon Great Western making payment on the related Debentures. Great Western’s obligation under the Debentures and relevant trust agreements constitute a full, irrevocable and unconditional guarantee on a subordinated basis by it of the obligations of the trusts under the Preferred Securities.

During the year ended June 30, 2004, Great Western applied the provisions of FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, to its trust preferred securities of GWB Capital Trust I, II and III. The primary impact of this change was to report Great Western’s subordinated debt to the trusts on the face of the accompanying balance sheet for the current year, rather than the minority interest in the trusts, as presented for the prior year. This change did not have a material impact on Great Western’s total assets, liabilities, stockholders’equity or results of operations.

For regulatory purposes the Preferred Securities qualify as elements of capital. As of June 30, 2004, $48,707,000 of Preferred Securities were eligible for treatment as Tier 1 capital and $56,693,000 were eligible as Tier 2 capital.

Great Western caused to be issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust I (formerly Spectrum Capital Trust I) on August 18, 1999. Cumulative cash distributions bear a 10.0% annual rate. Distribution payment dates are January 15, April 15, July 15 and October 15 of each year, and are payable in arrears. Great Western may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters, following suspension of dividends on all capital stock, but not beyond thirty years from the issuance date. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The Debentures will be redeemed thirty years from the issuance date; however, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures in whole, but not in part at the Redemption Price, as defined by the Subordinated Indenture, if a “Special Event” occurs prior to August 18, 2004. A “Special Event” means any Capital Treatment Event, an Investment Company Event or a Tax Event. The Redemption Price is $10 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. On or after August 18, 2004, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures at the Redemption Price, in whole or in part, from time to time. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s indebtedness and senior to Great Western’s common and preferred stock.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12:	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures - Continued

Great Western Bancorporation, Inc. has notified the debenture trustee it intends to initiate an early redemption of all of its Debentures under the Subordinated Indenture dated August 18, 1999. Great Western received approval from the Federal Reserve on May 19, 2004 to initiate the early redemption. Holders of Preferred Securities issued by GWB Capital Trust I were notified of the redemption June 24, 2004. On each Debenture Redemption Date of the Debentures, GWB Capital Trust I is required to redeem a Like amount of Preferred Securities at the Redemption Price (which is the stated amount of $10 per Preferred Security, plus accumulated and unpaid Distributions to the Redemption Date). GWB Capital Trust I redeemed all Preferred Securities (2,040,000 Preferred Securities) on August 18, 2004.

Great Western caused to be issued 2,760,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust II (formerly Spectrum Capital Trust II) on March 19, 2001. Cumulative cash distributions bear a 9.75% annual rate. Distribution payment dates are January 30, April 30, July 30 and October 30 of each year, and are payable in arrears. Great Western may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters, following suspension of dividends on all capital stock, but not beyond thirty years from the issuance date. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The Debentures will be redeemed thirty years from the issuance date; however, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures in whole, but not in part at the Redemption Price, as defined by the Subordinated Indenture, if a “Special Event” occurs prior to March 19, 2006. A “Special Event” means any Capital Treatment Event, an Investment Company Event or a Tax Event. The Redemption Price is $10 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. On or after March 19, 2006, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures at the Redemption Price, in whole or in part, from time to time. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s indebtedness and senior to Great Western’s common and preferred stock.

Great Western caused to be issued 10,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust III (formerly Spectrum Capital Trust III) on October 29, 2002 through a private placement. The distribution rate is set quarterly at three month LIBOR plus 345 basis points, with a maximum rate of 12.50% through November 7, 2007. Distribution payment dates are February 7, May 7, August 7 and November 7 of each year, and are payable in arrears. Great Western may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The Debentures will be redeemed November 7, 2032; however, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures in whole, but not in part at the Special Redemption Price, as defined by the Indenture, if a “Special Event” occurs prior to November 7, 2007. A “Special Event” means any Capital Treatment Event, an Investment

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12:	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures - Continued

Company Event or a Tax Event. On or after November 7, 2007, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an interest payment date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock. Proceeds from the issue were used for general corporate purposes.

Great Western caused to be issued 22,400 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of Great Western Statutory Trust IV on December 17, 2003 through a private placement. The distribution rate is set quarterly at three month LIBOR plus 285 basis points. Interest Payment Dates are March 17, June 17, September 17 and December 17 of each year, beginning March 17, 2004 and are payable in arrears. Great Western may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid distributions must be paid. The Debentures will be redeemed thirty years from the issuance date; however, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures in whole, but not in part, at the Special Redemption Date, at a premium as defined by the Indenture if a “Special Event” occurs prior to December 17, 2008. A “Special Event” means any Capital Treatment Event, an Investment Company Event or a Tax Event. On or after December 17, 2008, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock. Proceeds from the issue were used to provide capital to the Company’s subsidiary, Great Western Bank, Clive, Iowa in connection with its acquisition of certain Missouri branches and for general corporate purposes.

Great Western caused to be issued 25,000 shares, $1,000 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust V on March 31, 2004 through a private placement. The distribution rate is set quarterly at three month LIBOR plus 270 basis points. Interest payment dates are January 23, April 23, July 23, and October 23 of each year, beginning April 23, 2004 and are payable in arrears. Great Western may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters following suspension of dividends on all capital stock. At the end of any deferral period, all accumulated and unpaid interest must be paid. The Debentures will be redeemed April 23, 2034; however, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures in whole, but not in part, at any Interest Payment Date, at a premium as defined by the Indenture if a “Special Event” occurs prior to April 23, 2009. A “Special Event” means any Capital Treatment Event, an Investment Company Event or a Tax Event.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12:	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures - Continued

On or after April 23, 2009, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures at the Redemption Price, in whole or in part, on an Interest Payment Date. The Redemption Price is $1,000 per Preferred Security plus any accrued and unpaid interest to the date of redemption. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s senior indebtedness and senior to Great Western’s common and preferred stock. Proceeds from the issue were used for general corporate purposes including redemption of the 10% Preferred Securities of GWB Capital Trust I.

Note 13:	Income Tax Matters

The provision for income taxes charged to operations consists of the following (in thousands):

	Years Ended June 30,
	2004	2003	2002
Currently paid or payable
Federal	$12,142	$13,589	$9,883
State	1,847	1,585	1,252
Deferred expense (benefit)	96	(5,335)	(3,742)

	$14,085	$9,839	$7,393

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following (in thousands):

	Years Ended June 30,
	2004	2003	2002
Computed “expected” tax expense	$13,999	$9,236	$7,436
Increase (decrease) in incomes taxes resulting from
Tax exempt interest income, net	(972)	(1,084)	(832)
State income taxes, net of federal benefit	1,201	1,011	819
Other	(143)	676	(30)

	$14,085	$9,839	$7,393

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 13:	Income Tax Matters - Continued

Net deferred tax assets (liabilities) (in thousands) consist of the following components:

	June 30,
	2004	2003
Deferred tax assets
Allowance for loan losses	$7,682	$7,137
Compensation	382	775
Net operating loss carryforward	627	677
Deposits	174	129
Mortgage servicing rights	5,800	6,675
Securities available for sale	2,338	—
Other	917	115

	17,920	15,508

Deferred tax liabilities
Premises and equipment	(3,244)	(3,004)
Securities available for sale	—	(3,325)
Core deposit intangible	(257)	(778)
Other	(1,218)	(767)

	(4,719)	(7,874)

Net deferred tax asset	$13,201	$7,634

In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets. The deferred tax asset amounts above include no valuation allowance.

Retained earnings at June 30, 2004 includes approximately $1,107,000 related to the pre-1998 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized. If Great Western no longer qualifies as a bank or in the event of a liquidation of Great Western, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $367,000 at June 30, 2004.

Note 14:	Deferred Compensation

Great Western has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior, due to death or disability. The level of payments is dependent upon Great Western’s earnings during employment. The net present value of the payments is being accrued over the respective employees’ expected employment service period. Deferred compensation charged to expense during the years ended June 30, 2004, 2003, and 2002 was $229,000, $167,000 and $163,000, respectively, with a total amount accrued as of June 30, 2004 and 2003 of $1,055,000 and $869,000, respectively.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 15:	Profit Sharing-Plan

Great Western participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, Great Western may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. Great Western contributed $852,000, $1,240,000 and $776,000 to the Plan for the years ended June 30, 2004, 2003 and 2002, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Great Western and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes Great Western and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 2004 and 2003.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 16:	Regulatory Restrictions - Continued

Actual capital amounts and ratios are also presented in the following table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Total capital (to risk-weighted assets):
Consolidated	$256,535	13.20%	$155,444	8.00%	N/A	N/A
Great Western Bank, Watertown	89,074	11.55	61,719	8.00	$77,149	10.00%
Great Western Bank, Omaha	82,414	10.52	62,672	8.00	78,340	10.00
Great Western Bank, Clive	44,486	11.72	30,355	8.00	37,944	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	140,099	7.21	77,722	4.00	N/A	N/A
Great Western Bank, Watertown	81,196	10.52	30,860	4.00	46,289	6.00
Great Western Bank, Omaha	73,406	9.37	31,336	4.00	47,004	6.00
Great Western Bank, Clive	39,730	10.47	15,177	4.00	22,766	6.00
Tier 1 capital (to average assets):
Consolidated	140,099	5.90	95,036	4.00	N/A	N/A
Great Western Bank, Watertown	81,196	8.40	38,684	4.00	48,355	5.00
Great Western Bank, Omaha	73,406	8.23	35,659	4.00	44,574	5.00
Great Western Bank, Clive	39,730	7.89	20,138	4.00	25,172	5.00
As of June 30, 2003
Total capital (to risk-weighted assets):
Consolidated	$190,323	11.19%	$136,074	8.00%	N/A	N/A
Great Western Bank, Watertown	79,546	11.62	54,783	8.00	$68,479	10.00%
Great Western Bank, Omaha	70,872	10.30	55,045	8.00	68,806	10.00
Great Western Bank, Clive	37,584	11.61	25,898	8.00	32,372	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	115,058	6.76	68,037	4.00	N/A	N/A
Great Western Bank, Watertown	71,462	10.44	27,392	4.00	41,087	6.00
Great Western Bank, Omaha	62,593	9.10	27,522	4.00	41,284	6.00
Great Western Bank, Clive	33,527	10.36	12,949	4.00	19,423	6.00
Tier 1 capital (to average assets):
Consolidated	115,058	5.55	82,905	4.00	N/A	N/A
Great Western Bank, Watertown	71,462	8.33	34,308	4.00	42,885	5.00
Great Western Bank, Omaha	62,593	7.70	32,504	4.00	40,630	5.00
Great Western Bank, Clive	33,527	8.55	15,687	4.00	19,609	5.00

Limitations exist on the availability of the subsidiary banks’ undistributed income for the payment of dividends without prior approval of the regulatory authorities. At June 30, 2004, approximately $54,779,000 of the banks’ retained earnings were available for dividend declaration without prior regulatory approval.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 17:	Stock Purchase and Redemption Agreement

Great Western has entered into a stock purchase agreement with one minority stockholder of a subsidiary bank under which Great Western has the option to acquire the Bank Stock held by the minority shareholder during his lifetime or upon death or termination of employment, the minority shareholder or his personal representative in the event of his death or termination, shall have the option to require Great Western to purchase the Bank Stock. If the purchase occurred on June 30, 2004, the total purchase price, based on a formula price related to book value, would be approximately $4,162,000, which is recorded as a component of minority interest.

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

	June 30,
	2004	2003
Commitments to extend credit	$381,151	$394,032
Letters of credit	14,464	10,879

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued by Great Western to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Great Western evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans.

Construction in Progress

Great Western has entered into contracts to complete construction of additional facilities. Total estimated costs to complete these projects are approximately $7,933,000 at June 30, 2004.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 18:	Commitments and Contingencies – Continued

Contingencies

In the normal course of business, Great Western is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on Great Western’s financial statements.

Financial Instruments With Concentration of Credit Risk by Geographic Location

A substantial portion of Great Western’s customers’ ability to honor their contracts is dependent on the economy in eastern and northern Nebraska, northern Missouri, northeastern Kansas, Iowa and South Dakota. Although Great Western’s loan portfolio is diversified, there is a relationship in these regions between the agricultural economy and the economic performance of loans made to nonagricultural customers. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.

Note 19:	Transactions with Related Parties

Great Western and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were approximately $22,543,000 and $22,725,000 at June 30, 2004 and 2003, respectively. Loan transactions during the years ended June 30, 2004 and 2003 consisted of new loans of $10,349,000 and $3,789,000, respectively, repayments of $8,804,000 and $3,076,000, respectively, and other reductions of $1,728,000 and $2,758,000, respectively. In addition, interest expense to related parties for notes payable as discussed in Note 11 was $1,765,000, $1,954,000, and $2,486,000 for the years ended June 30, 2004, 2003 and 2002, respectively. These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Great Western. Deryl F. Hamann and his children own them, directly or indirectly, individually or as trustee. Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Great Western’s subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $1,057,000 during Great Western’s fiscal year ended June 30, 2004, $1,074,000 for the year ended June 30, 2003, and $946,000 for the year ended June 30, 2002, for assuming such reinsurance risks with respect to credit insurance originated by Great Western’s subsidiary banks. Great Western’s subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 19:	Transactions with Related Parties - Continued

In addition, Spectrum Financial Services, Inc. receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit life insurance originated by Great Western’s subsidiary banks was $27,000 during the fiscal year ended June 30, 2004, $54,000 during the fiscal year ended June 30, 2003 and $17,000 during the fiscal year ended June 30, 2002.

Spectrum Financial Services, Inc., until the sale of its subsidiary broker-dealer, Spectrum Capital Inc., on July 15, 2003, placed investment centers in banks, including Great Western’s subsidiary banks and unaffiliated banks. The investment centers engaged in the sale of life insurance, annuities, mutual funds and certain other securities on the premises of the banks under lease arrangements and with joint or common employees. Spectrum Financial Services, Inc. paid Great Western’s subsidiary banks lease rentals based on commissions generated. Gross commissions originated from Great Western’s banks were $762,000 during the fiscal year ended June 30, 2003 and $764,000 during the fiscal year ended June 30, 2002. Gross commissions originated after June 30, 2003 and prior to the sale of Spectrum Capital, Inc. on July 15, 2003 were immaterial. Each of Great Western’s subsidiary banks received approximately 75% of the amount of gross commissions generated from its leased space as rental.

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

The common stockholders of Great Western formed Capital Investors, LLC in March 2001. Capital Investors, LLC is owned by common stockholders of Great Western for the purpose of financing the purchase of Great Western’s subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Great Western’s subordinated capital notes as Tier II capital for regulatory purposes. The subordinated capital notes bear interest at a floating rate of one percent per annum over prime rate and will be due March 23, 2011 with interest payable quarterly. Great Western has the right to prepay the subordinated capital notes without penalty. Depending upon the availability of funds and Great Western’s capital requirements, Great Western intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011. Great Western’s obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Great Western’s obligations under its subordinated capital notes.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 19:	Transactions with Related Parties - Continued

Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Great Western pledged their common stock as additional collateral for Capital Investors’ loan.

Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson, children of Deryl F. Hamann, were parties to a Split Dollar Agreement dated July 12, 1995 pursuant to which Great Western paid premiums for insurance on the life of Deryl F. Hamann which are to be repaid upon maturity of the policy. On August 14, 2003, the owners assigned sole ownership of the policy to Great Western and made Great Western sole beneficiary of the policy.

Deryl F. Hamann is Senior Counsel to the law firm of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP, Omaha, Nebraska. Mr. Hamann devotes approximately 5% of his time to law firm matters, 90% to Great Western matters, and the remaining 5% to other interests. The law firm is counsel to Great Western.

Note 20:	Fair Value of Financial Instruments and Interest Rate Risk

The estimated fair values of Great Western’s financial instruments are (in thousands) as follows:

	June 30,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$49,768	$49,768	$64,637	$64,637
Federal funds sold and FHLB overnight deposits	26,642	26,642	42,522	42,522
Certificates of deposit	99	99	99	99
Securities	364,847	364,847	313,136	313,136
Loans receivable	1,832,215	1,835,711	1,599,961	1,607,029
Mortgage servicing rights	14,557	14,557	5,274	5,274
Accrued interest receivable	14,309	14,309	13,679	13,679
Financial Liabilities
Deposits	(1,914,064)	(1,920,246)	(1,735,030)	(1,743,125)
Federal funds purchased and securities sold under agreements to repurchase	(95,810)	(95,810)	(60,163)	(60,163)
Notes payable	(152,055)	(152,568)	(147,080)	(149,420)
Company obligated mandatorily redeemable preferred securities	—	—	(58,000)	(60,785)
Subordinated debentures	(108,662)	(108,947)	—	—
Accrued interest payable	(9,146)	(9,146)	(9,706)	(9,706)

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 20:	Fair Value of Financial Instruments and Interest Rate Risk - Continued

The estimated fair value of commitments to extend credit and letters of credit at June 30, 2004 and 2003 is immaterial. Loan commitments on which the committed interest rate is less than the current market rate are also immaterial at June 30, 2004 and 2003.

Great Western assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of Great Western’s financial instruments will change when interest rate levels change and the change may be either favorable or unfavorable to Great Western. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising environment and less likely to do so in a falling rate environment. Management does not hedge the value of the mortgage servicing for possible declines in mortgage interest rates, which may accelerate mortgage payments causing a decline in the value in mortgage servicing. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate Great Western’s overall interest rate risk.

Note 21:	Subsequent Events

On July 27, 2004, Great Western entered into a contract to acquire all of the outstanding stock of Oak Bancorporation and its subsidiaries. Oak Bancorporation owns two banks, Security State Bank, Red Oak, Iowa and Oakland State Bank, Oakland, Iowa. Approximately $88,500,000 in assets, $55,800,000 in loans and $77,700,000 in deposits will be acquired or assumed. Great Western expects to record approximately $2,100,000 of intangible assets at closing. Subject to regulatory approval, Great Western expects the acquisition to close in the quarter ending December 31, 2004.

On August 18, 2004, Great Western redeemed $21,031,000 of Debentures from GWB Capital Trust I and GWB Capital Trust I redeemed all outstanding Preferred Securities (2,040,000 shares) at the $10 par value plus accumulated and unpaid Distributions. The total redemption amount was $20,587,000 and was made from cash on hand. The redemption will slightly reduce liquidity, and total capital for regulatory capital ratios in the future.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 22:	Condensed Financial Statements - Parent Company Only

The following presents condensed parent company only financial statements for Great Western Bancorporation, Inc.

	Condensed Balance Sheets June 30,
	2004	2003
	(In thousands)
Assets
Cash	$37,350	$5,694
Investment in subsidiaries	246,233	223,383
Other assets	4,022	5,366

Total assets	$287,605	$234,443

Liabilities
Notes payable	$145,362	$103,495
Accounts payable and accrued liabilities	3,123	4,574

Total liabilities	148,485	108,069

Stockholders’ equity
Preferred stock	11,700	11,700
Common stock	124	125
Additional paid-in capital	2,032	2,051
Retained earnings	129,106	106,433
Accumulated other comprehensive income (loss), net	(3,842)	6,065

Total stockholders’ equity	139,120	126,374

Total liabilities and stockholders’ equity	$287,605	$234,443

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 22:	Condensed Financial Statements - Parent Company Only - Continued

	Condensed Statements of Income Years Ended June 30,
	2004	2003	2002
	(In thousands)
Income
Dividends received from subsidiaries	$9,257	$12,454	$9,617
Real estate brokerage commissions	8	14	84
Interest	170	45	85
Other	18	12	18

Total income	9,453	12,525	9,804

Expense
Salaries and employee benefits	914	808	548
Interest	8,081	7,622	7,846
Other	1,801	552	559

Total expenses	10,796	8,982	8,953

Income (loss) before income tax (benefit) expense and equity in undistributed income of subsidiaries	(1,343)	3,543	851
Income tax benefit	4,256	3,143	3,790

Income before equity in undistributed income of subsidiaries	2,913	6,686	4,641
Equity in undistributed income of subsidiaries	22,418	9,245	8,576

Net income	$25,331	$15,931	$13,217

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 22:	Condensed Financial Statements - Parent Company Only - Continued

	Condensed Statements of Cash Flows Years ended June 30,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities
Net income	$25,331	$15,931	$13,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other	858	37	5
Equity in undistributed income of subsidiaries	(22,418)	(9,245)	(8,576)
Changes in deferrals and accruals
Other assets	845	(613)	1,081
Accounts payable and accrued liabilities	(1,452)	(580)	(629)

Net cash provided by operating activities	3,164	5,530	5,098

Cash flows from investing activities
Investment in subsidiaries	(9,000)	(605)	(11,502)
Purchase of trust common securities	(1,467)	—	—
Purchase of securities available for sale	(101)	(120)	(83)
Other	147	—	(43)

Net cash used in investing activities	(10,421)	(725)	(11,628)

Cash flows from financing activities
Proceeds from notes payable	—	10,310	10,000
Proceeds from issuance of subordinated debentures	48,867	—	—
Payments on notes payable	(7,000)	(10,000)	(2,250)
Purchase of minority interest in subsidiary	—	(764)	—
Debt issuance costs incurred	(276)	—	(38)
Deemed dividend to affiliate	—	196	—
Dividends paid	(1,496)	(1,471)	(1,651)
Stock purchased for retirement	(1,182)	(122)	(79)

Net cash provided by (used in) financing activities	38,913	(1,851)	5,982

Net increase (decrease) in cash	31,656	2,954	(548)
Cash at beginning of year	5,694	2,740	3,288

Cash at end of year	$37,350	$5,694	$2,740

Long-Term Obligation

As of June 30, 2004, a $500,000 note payable is due in 2006 and the remaining capital notes of $36,200,000 and subordinated debentures of $88,262,000 are due in years after 2009. Approximately $21,031,000 of subordinated debentures were called in August 2004, as discussed in Note 21.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 23:	Quarterly Financial Information (Unaudited)

(Dollars in thousands except earnings per share data)

	Year Ended June 30, 2004
	First	Second	Third	Fourth
Total interest income	$30,244	$30,248	$30,753	$32,240
Net interest income	19,581	20,025	20,413	21,403
Provision for loan losses	955	1,332	869	1,168
Net income	6,816	5,568	6,381	6,565
Basic earnings per common share	52.15	44.26	49.07	52.73

	Year Ended June 30, 2003
	First	Second	Third	Fourth
Total interest income	$32,559	$31,691	$30,198	$30,622
Net interest income	19,263	19,246	18,877	19,479
Provision for loan losses	1,241	1,288	857	985
Net income	3,318	4,345	5,042	3,226
Basic earnings per common share	23.93	34.42	37.74	25.51