Form 10-Q
period 2004-09-30
GREAT WESTERN BANCORPORATION INC
filed 2004-10-29
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at October 29, 2004
Common Stock, $1.00 par value	123,802 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2004

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

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2004	June 30, 2004
	(unaudited)
Assets
Cash and due from banks	$50,999	$49,768
Federal funds sold and FHLB overnight deposits	21,941	26,642

Cash and cash equivalents	72,940	76,410

Certificates of deposit	—	99
Securities available for sale	383,451	364,847
Investment in affiliates	2,631	3,262
Loans, net of allowance for loan losses of $23,150 and $22,643	1,891,866	1,832,215
Premises and equipment, net	49,896	47,890
Accrued interest receivable	16,505	14,309
Core deposit intangible and other, net	2,547	2,897
Goodwill, net	51,847	51,847
Mortgage servicing rights, net	15,958	14,557
Other assets	18,419	21,576

Total assets	$2,506,060	$2,429,909

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$253,686	$252,759
Interest bearing	1,682,813	1,661,305

Total deposits	1,936,499	1,914,064
Federal funds purchased and securities sold under agreements to repurchase	113,646	95,810
FHLB advances and other borrowings	158,338	115,355
Notes payable	36,700	36,700
Subordinated debentures	87,631	108,662
Accrued interest and other liabilities	18,246	16,124

Total liabilities	2,351,060	2,286,715

Minority interests	4,275	4,074

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 123,802 shares	124	124
Additional paid-in capital	2,032	2,032
Retained earnings	135,749	129,106
Accumulated other comprehensive income (loss)	1,120	(3,842)

Total stockholders’ equity	150,725	139,120

Total liabilities and stockholders’ equity	$2,506,060	$2,429,909

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	September 30, 2004	September 30, 2003
Interest and Dividend Income
Loans	$29,975	$27,190
Taxable securities	2,939	2,440
Nontaxable securities	382	442
Dividends on securities	79	63
Federal funds sold and other	59	70
Trust common securities	49	40

Total interest and dividend income	33,483	30,245

Interest Expense
Deposits	7,660	7,643
Federal funds purchased and securities sold under agreements to repurchase	283	177
FHLB advances and other borrowings	1,087	1,022
Notes payable	493	521
Subordinated debentures	1,647	1,301

Total interest expense	11,170	10,664

Net Interest Income	22,313	19,581
Provision for Loan Losses	856	955

Net Interest Income After Provision for Loan Losses	21,457	18,626

Noninterest Income
Service charges and other fees	4,352	3,493
Net gain from sale of loans	966	2,592
Loan servicing fees	1,010	744
Gains on sale of securities, net	20	1,067
Trust department income	496	468
Other	681	948

Total noninterest income	7,525	9,312

Noninterest Expense
Salaries and employee benefits	9,419	8,851
Occupancy expenses, net	1,181	1,083
Data processing	1,020	771
Equipment expenses	808	776
Advertising	1,046	1,117
Professional fees	945	900
Communication expense	566	549
Amortization of core deposit and other intangibles	350	370
Amortization and valuation adjustments of mortgage servicing rights	668	717
Other	1,683	1,819

Total noninterest expense	17,686	16,953

Income Before Income Taxes and Minority Interests	11,296	10,985
Provision for Income Taxes	3,977	4,025

Income Before Minority Interests	7,319	6,960
Minority Interests	159	144

Net Income	$7,160	$6,816

Basic Earnings Per Common Share	$55.51	$52.15

Cash Dividends Per Share Declared on Common Stock	$1.85	$1.65

Weighted Average Shares Outstanding	123,802	124,952

See Notes to Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Consolidated Statements of Cash Flows

For The Three Months Ended

(In thousands)

(unaudited)

	September 30, 2004	September 30, 2003
Net Cash Provided By (Used In) Operating Activities	$6,925	$(670)

Investing Activities
Proceeds from maturities of certificates of deposit	99	—
Proceeds from sales and maturities of securities available for sale	30,776	38,466
Purchase of securities available for sale	(41,546)	(55,151)
Proceeds from sale of other real estate owned	448	1,982
Proceeds from redemption of trust common securities	631	—
Net increase in loans	(56,821)	(22,808)
Proceeds from sale of premises and equipment	43	62
Purchase of premises and equipment	(3,071)	(1,963)
Purchase of mortgage servicing rights	(42)	(973)

Net cash used in investing activities	(69,483)	(40,385)

Financing Activities
Retirement of subordinated debentures	(21,031)	—
Net increase (decrease) in deposits	22,435	(13,245)
Net increase in federal funds purchased and securities sold under agreements to repurchase	17,836	11,682
Net increase in FHLB advances and other borrowings	42,983	8,236
Payment of other liabilities	(2,555)	(1,125)
Dividends paid, including ($63) and ($44) paid to minority interests, respectively	(580)	(547)

Net cash provided by financing activities	59,088	5,001

Net decrease in cash and cash equivalents	(3,470)	(36,054)

Cash and cash equivalents:
Cash and Cash Equivalents – Beginning of Quarter	76,410	107,159

Cash and Cash Equivalents – End of Quarter	$72,940	$71,105

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$11,252	$11,379
Cash payments for income taxes	637	1,065
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	4,961	(4,529)
Purchase of mortgage servicing rights for other liabilities	2,031	1,053
Loans transferred to other real estate owned and other assets	242	435

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

The June 30, 2004 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of September 30, 2004 and for the three months ended September 30, 2004 and 2003 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2004 filed with the Securities and Exchange Commission. Results for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for future periods.

2. Earnings Per Common Share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $287,000 and $300,000 in the three months ended September 30, 2004 and 2003, reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3. Comprehensive Income.

Comprehensive income was $12,121,000 and $2,287,000 for the three months ended September 30, 2004 and 2003 respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.

4. The Legal Proceedings.

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against Great Western or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

5. Subsequent Event.

During October 2004, final regulatory approval was received for the acquisition of all of the outstanding stock of Oak Bancorporation and its subsidiaries. Oak Bancorporation owns two banks, Security State Bank, Red Oak, Iowa and Oakland State Bank, Oakland, Iowa. Approximately $88,500,000 in assets, $55,800,000 in loans and $77,700,000 in deposits will be acquired or assumed. Great Western expects to record approximately $2,100,000 of intangible assets at closing. Great Western expects the acquisition to close on November 5, 2004.

6. Financing Activities.

On August 18, 2004, Great Western redeemed $21,031,000 of Debentures from GWB Capital Trust I. GWB Trust I redeemed all outstanding Common Securities (63,093 shares) and Preferred Securities (2,040,000 shares) at the $10 par value plus accumulated and unpaid distributions. Great Western owned 100% of the Common Securities. The accumulated and unpaid distributions on the Common and Preferred Securities on August 18, 2004 were $6,000 and $187,000, respectively. The total distributions for the redemption of the Common Securities were $637,000 and the total distributions for the Preferred Securities were $20,587,000. The distributions were made from cash on hand.

7. Recent Accounting Pronouncements.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2004, have remained unchanged from June 30, 2004. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,462,285,000 for the three months ended September 30, 2004 compared to $2,177,358,000 for the three months ended September 30, 2003, a 13.09% increase. Average interest-earning assets were $2,272,927,000 for the three months ended September 30, 2004 and $2,007,104,000 for the three months ended September 30, 2003, representing a 13.24% increase. Average assets and average interest-earning assets increased due to internal growth and an acquisition of $123,591,000 of assets in February 2004.

Total assets were $2,506,060,000 at September 30, 2004, an increase of $76,151,000 or 3.13% from June 30, 2004. The increase in total assets is due to a $18,604,000 or 5.10% increase in securities available for sale and a $59,651,000 or 3.26% increase in loans, net of unearned fees and allowance for loan losses.

Securities available for sale were $383,451,000 at September 30, 2004, and $364,847,000 at June 30, 2004. The increase of $18,604,000 or 5.10% was due to internal growth. Securities available for sale with unrealized losses were $128,941,000 at September 30, 2004 with total unrealized losses of $1,649,000. Securities available for sale with unrealized losses were $278,210,000 at June 30, 2004 with total unrealized losses of $8,203,000. The unrealized losses for longer than twelve continuous months were $705,000 at September 30, 2004 and $620,000 at June 30, 2004. The losses for all securities are a direct result of declining interest rates. Great Western has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value.

Loans, net of unearned fees, grew $59,651,000 or 3.26% during the three months ended September 30, 2004 due to internal growth. Included are loans originated for resale of $9,386,000 at September 30, 2004, a decrease of $2,954,000 when compared to $12,340,000 at June 30, 2004. The decrease in loans originated for resale is due to the decline in the volume of refinanced mortgages originated during the three months ended September 30, 2004.

Mortgage servicing rights, net, were $15,958,000 at September 30, 2004, an increase of $1,401,000 or 9.62%, from June 30, 2004. Mortgage servicing rights increased due to purchases of $2,069,000, less valuation adjustments and amortization expense of $668,000 recognized during the three months ended September 30, 2004.

The allowance for loan losses increased to $23,150,000 at September 30, 2004 from $22,643,000 at June 30, 2004. The allowance represented 1.21% and 1.22% of loans, net of unearned fees as of September 30, 2004 and June 30, 2004.

For the three months ended September 30, 2004, Great Western’s annualized return on average assets (“ROA”) was 1.16%, compared to 1.25% for the three months ended September 30, 2003. Return on average stockholders’ equity (“ROE”) for the three months ended September 30, 2004 and 2003 was 19.76% and 21.42%, respectively. The decreases in ROA and ROE are due to a 5.04% increase in net income for the three months ending September 30, 2004 compared to increases of 13.09% in average assets and equity from the same period a year ago.

Cash and cash equivalents, certificates of deposit and securities available for sale totaled $456,391,000 or 18.21% of total assets at September 30, 2004, compared to $441,356,000 or 18.16% at June 30, 2004.

At September 30, 2004, the Company’s leverage ratio was 6.21%, Tier 1 risk-based capital ratio was 7.44%, and total risk-based capital ratio was 12.13%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At September 30, 2004, the Company had net risk-weighted assets of $2,009,667,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003.

Net Interest Income

Total interest income for the three months ended September 30, 2004 was $33,483,000, a 10.71% increase from $30,245,000 for the three months ended September 30, 2003. The primary cause for the $3,238,000 increase in total interest income is the increase in average interest-earning assets. Average interest-earning assets were $2,272,927,000 for the three months ended September 30, 2004; an increase of $265,823,000 or 13.24% from $2,007,104,000 for the three months ended September 30, 2003.

Total interest expense for the three months ended September 30, 2004 was $11,170,000, a 4.75% increase from $10,664,000 for the three months ended September 30, 2003. The primary cause for the $506,000 in total interest expense is the increase in interest-bearing liabilities. Average interest-bearing liabilities were $2,059,443,000 for the three months ended September 30, 2004; an increase of $310,597,000 or 17.76% from $1,748,846,000 for the three months ended September 30, 2003. The increase in interest-bearing liabilities is a result of acquisitions, internal growth, and the issuance of additional subordinated debentures.

Net interest income was $22,313,000 for the three months ended September 30, 2004, compared to $19,581,000 for the same period in 2003, an increase of 13.95%. Great Western’s net interest margin increased to 3.93% for the three months ended September 30, 2004 from 3.90% for the three months ended September 30, 2003. The increase in the net interest margin was caused by a larger increase in net interest income when compared to the increase in the average interest earning assets.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2004 was $856,000, compared to $955,000 for the three months ended September 30, 2003. The decrease was due to a decrease in estimated loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2004 was $7,525,000, a decrease of $1,787,000 or 19.19% over the same period last fiscal year. The decrease resulted primarily from a $1,626,000 decrease in gain on the sale of loans and a $1,047,000 decrease in gain sale of securities. The decrease in the gain on the sale of loans is a result of the decrease in loans originated for resale.

These decreases were offset by an $886,000 increase in service charges and other fees. The increase in service charges and other fees is a function of the increased number and type of deposit accounts which resulted from acquisitions and de novo branch expansion.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2004 was $17,686,000, an increase of $733,000 or 4.32% for the current fiscal period when compared to the same fiscal period one year ago. The increase resulted primarily from a $568,000 increase in salaries and employee benefits expense and a $249,000 increase in data processing expense.

Salaries and employee benefits expense increased by $568,000 or 6.41%, to $9,419,000 for the three months ended September 30, 2004 from $8,851,000 for the three months ended September 30, 2003. Contributing to this increase is the increase in staffing levels as a result of acquisitions and expansion through de novo branches.

Data processing expense increased by $249,000 or 32.30% to $1,020,000 for the three months ended September 30, 2004 from $771,000 for the three months ended September 30, 2003. The increase is a result of internal growth.

Income Taxes

Income taxes for the three months ended September 30, 2004 and September 30, 2003 were $3,977,000 and $4,025,000. The effective tax rates for the three months ended September 30, 2004 and September 30, 2003, were 35.21% and 36.64% respectively. The effective income tax rates are lower for the 2004 period compared to the 2003 period due to higher levels of tax-exempt interest income and tax credits.

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

There has not been a material change in the interest rate sensitivity of the Company during the three months ended September 30, 2004.

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

No reports on Form 8-K were filed during the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: October 29, 2004	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and
Chief Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: October 29, 2004	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary
and Treasurer