Form 10-Q
period 2004-12-31
GREAT WESTERN BANCORPORATION INC
filed 2005-02-01
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at January 31, 2005
Common Stock, $1.00 par value	123,650 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can include words such as “may”, “believe”, “will”, “anticipated”, “estimated”, “projected”, “could”, “should”, “plan” or similar expressions. Forward-looking statements are based on management’s current expectations. Factors that might cause future results to differ from management’s expectations include, but are not limited to: fluctuations in interest rates, inflation, the effect of regulatory or government legislative changes, expected cost savings and revenue growth not fully realized, the progress of strategic initiatives and whether realized within expected time frames, general economic conditions, adequacy of allowance for loan losses, costs or difficulties associated with restructuring initiatives, changes in accounting policies or guidelines, changes in the quality or composition of Great Western Bancorporation, Inc. (“Great Western”) loan and investment portfolios, technology changes and competitive pressures in the geographic and business areas where Great Western conducts its operations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Great Western and its business, including other factors that could materially affect Great Western’s financial results, is included in Great Western’s filings with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2004	June 30, 2004
	(unaudited)
Assets
Cash and due from banks	$57,512	$49,768
Federal funds sold and FHLB overnight deposits	223	26,642

Cash and cash equivalents	57,735	76,410

Certificates of deposit	140	99
Securities available for sale	421,593	364,847
Investment in affiliates	2,631	3,262
Loans, net of allowance for loan losses of $25,745 and $22,643	1,986,087	1,832,215
Premises and equipment, net	53,358	47,890
Accrued interest receivable	16,417	14,309
Core deposit intangible and other, net	3,642	2,897
Goodwill, net	53,558	51,847
Mortgage servicing rights, net	16,741	14,557
Other assets	20,182	21,576

Total assets	$2,632,084	$2,429,909

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$294,732	$252,759
Interest bearing	1,781,333	1,661,305

Total deposits	2,076,065	1,914,064
Federal funds purchased and securities sold under agreements to repurchase	93,873	95,810
FHLB advances and other borrowings	159,191	115,355
Notes payable	37,037	36,700
Subordinated debentures	87,631	108,662
Accrued interest and other liabilities	17,601	16,124

Total liabilities	2,471,398	2,286,715

Minority interests	4,346	4,074

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; 100,000 shares of variable rate, noncumulative, nonvoting	11,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 123,802 shares	124	124
Additional paid-in capital	2,032	2,032
Retained earnings	143,037	129,106
Accumulated other comprehensive loss	(553)	(3,842)

Total stockholders’ equity	156,340	139,120

Total liabilities and stockholders’ equity	$2,632,084	$2,429,909

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2004	December 31, 2003
Interest and Dividend Income
Loans	$31,926	$27,227
Taxable securities	3,274	2,442
Nontaxable securities	383	421
Dividends on securities	94	81
Federal funds sold and other	95	37
Trust common securities	43	40

Total interest and dividend income	35,815	30,248

Interest Expense
Deposits	8,430	7,136
Federal funds purchased and securities sold under agreements to repurchase	335	271
FHLB advances and other borrowings	1,165	976
Notes payable	541	500
Subordinated debentures	1,431	1,340

Total interest expense	11,902	10,223

Net Interest Income	23,913	20,025
Provision for Loan Losses	1,236	1,332

Net Interest Income After Provision for Loan Losses	22,677	18,693

Noninterest Income
Service charges and other fees	4,363	3,560
Net gain from sale of loans	973	1,094
Loan servicing fees	1,100	781
Loss on sale of securities, net	(6)	—
Trust department income	517	489
Other	707	922

Total noninterest income	7,654	6,846

Noninterest Expense
Salaries and employee benefits	9,711	8,678
Occupancy expenses, net	1,269	1,062
Data processing	1,086	1,021
Equipment expenses	817	692
Advertising	1,118	932
Professional fees	831	751
Communication expense	570	570
Amortization of core deposit and other intangibles	414	362
Amortization and valuation adjustments of mortgage servicing rights	707	710
Other	1,857	1,822

Total noninterest expense	18,380	16,600

Income Before Income Taxes and Minority Interests	11,951	8,939
Provision for Income Taxes	4,238	3,236

Income Before Minority Interests	7,713	5,703
Minority Interests	159	135

Net Income	$7,554	$5,568

Basic Earnings Per Common Share	$60.71	$44.26

Cash Dividends Per Share Declared on Common Stock	$1.85	$1.65

Weighted Average Shares Outstanding	123,802	124,952

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Six Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2004	December 31, 2003
Interest and Dividend Income
Loans	$61,902	$54,377
Taxable securities	6,213	4,882
Nontaxable securities	765	864
Dividends on securities	172	144
Federal funds sold and other	154	146
Trust common securities	92	80

Total interest and dividend income	69,298	60,493

Interest Expense
Deposits	16,090	14,779
Federal funds purchased and securities sold under agreements to repurchase	618	448
FHLB advances and other borrowings	2,248	1,997
Notes payable	1,038	1,021
Subordinated debentures	3,078	2,641

Total interest expense	23,072	20,886

Net Interest Income	46,226	39,607
Provision for Loan Losses	2,092	2,287

Net Interest Income After Provision for Loan Losses	44,134	37,320

Noninterest Income
Service charges and other fees	8,716	7,052
Net gain from sale of loans	1,939	3,686
Loan servicing fees	2,110	1,525
Gain on sale of securities, net	14	1,067
Trust department income	1,013	957
Other	1,387	1,870

Total noninterest income	15,179	16,157

Noninterest Expense
Salaries and employee benefits	19,130	17,529
Occupancy expenses, net	2,450	2,145
Data processing	2,106	1,791
Equipment expenses	1,625	1,469
Advertising	2,164	2,050
Professional fees	1,776	1,651
Communication expense	1,136	1,119
Amortization of core deposit and other intangibles	764	732
Amortization and valuation adjustments of mortgage servicing rights	1,375	1,426
Other	3,539	3,640

Total noninterest expense	36,065	33,552

Income Before Income Taxes and Minority Interests	23,248	19,925
Provision for Income Taxes	8,215	7,261

Income Before Minority Interests	15,033	12,664
Minority Interests	319	279

Net Income	$14,714	$12,385

Basic Earnings Per Common Share	$116.23	$96.41

Cash Dividends Per Share Declared on Common Stock	$3.70	$3.30

Weighted Average Shares Outstanding	123,802	124,952

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended

(In thousands)

(unaudited)

	December 31, 2004	December 31, 2003
Net Cash Provided By (Used In) Operating Activities	$18,335	$(5,206)

Investing Activities
Proceeds from maturities of certificate of deposit	99	—
Proceeds from sales and maturities of securities available for sale	67,861	65,777
Purchase of securities available for sale	(105,455)	(123,018)
Proceeds from sale of other real estate owned	790	2,686
Purchase of trust common securities	—	(693)
Proceeds from redemption of trust common securities	631	—
Net increase in loans	(98,604)	(72,908)
Proceeds from sale of premises and equipment	126	62
Purchase of premises and equipment	(6,229)	(4,540)
Purchase of a bank holding company, net of cash and cash equivalents acquired	4,766	—
Purchase of mortgage servicing rights	(1,299)	(1,893)

Net cash used in investing activities	(137,314)	(134,527)

Financing Activities
Retirement of subordinated debentures	(21,031)	—
Proceeds from issuance of preferred securities and subordinated debentures	—	23,093
Net increase (decrease) in deposits	85,316	(10,604)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(3,986)	19,518
Net increase in FHLB advances and other borrowings	43,836	69,201
Payment of other liabilities	(2,921)	(2,914)
Dividends paid, including ($126) and ($83) paid to minority interests, respectively	(910)	(833)

Net cash provided by financing activities	100,304	97,461

Net decrease in cash and cash equivalents	(18,675)	(42,272)

Cash and cash equivalents:
Cash and Cash Equivalents - Beginning of Year	76,410	107,159

Cash and Cash Equivalents - End of Quarter	$57,735	$64,887

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$22,054	$20,886
Cash payments for income taxes	6,505	5,683
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	3,289	(4,204)
Purchase of mortgage servicing rights for other liabilities	2,262	2,875
Loans transferred to other real estate owned and other assets	380	839
Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Certificate of deposit	$140	—
Securities	14,035	—
Loans, net	53,555	—
Other assets	2,066	—
Premises and equipment	1,444	—
Core deposit intangibles and other	1,509	—
Goodwill	1,711	—
Liabilities assumed
Deposits	(76,686)	—
Notes payable	(2,386)	—
Other liabilities	(154)	—

Net cash and cash equivalents (received)	$(4,766)	—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The June 30, 2004 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of December 31, 2004 and for the three months and six months ended December 31, 2004 and 2003 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2004 filed with the Securities and Exchange Commission. Results for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for future periods.

2. Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $38,000 in the three months ended December 31, 2004 and 2003 and totaled $325,000 and $338,000 for the six months ended December 31, 2004 and December 31, 2003, reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3. Comprehensive Income.

Comprehensive income was $5,882,000 and $5,940,000 for the three months ended December 31, 2004 and 2003 and $18,003,000 and $8,227,000 for the six months ended December 31, 2004 and December 31, 2003. The difference between comprehensive income and net income presented in the Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4. Legal Proceedings.

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against Great Western or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

5. Subsequent Event.

On December 28, 2004, final regulatory approval was received for the redemption of all outstanding non-voting, non-cumulative Series 3 preferred stock. The face amount of the non-voting, non-cumulative Series 3 preferred stock is $10,000,000 and will be redeemed within three months from the date final regulatory approval was received. The redemption will slightly decrease Great Western’s leverage ratio, Tier 1 risked-based capital ratio, and total risk-based capital ratio; however the ratios will remain above the minimum required levels.

6. Business Acquisition.

On July 7, 2004, Great Western Bancorporation, Inc. entered into a contract to acquire all of the common voting and nonvoting stock of Oak Bancorporation and its subsidiaries. Oak Bancorporation owned 100% of Oakland State Bank, Oakland, Iowa, and Security State Bank, Red Oak, Iowa. The purchase closed on November 5, 2004. Oak Bancorporation was merged into Great Western Bancorporation, Inc., Oakland State Bank was merged into Great Western Bank, Omaha, and Security State Bank was merged into Great Western Bank, Clive on the date of closing.

The final purchase price is contingent upon the actual collection of certain classified loans and the settlement of any liabilities not disclosed on the books of Oak Bancorporation at closing. The final purchase price will be determined on November 5, 2005. The amount of goodwill recognized for the purchase of Oakland Bancorporation may be adjusted based upon the final purchase price.

Great Western expects the acquisition will enhance its operating market and reduce costs through economies of scale. The results of operation of Oak Bancorporation after the date of acquisition are included in the consolidated financial statements. The average amortization period for the core deposit and other intangible assets is five years.

A summary of the fair value of net assets acquired and net cash paid (in thousands) on the date of acquisition is as follows:

Oak Bancorporation
Assets acquired:
Certificate of deposit	$140
Securities	13,972
Loans, net	53,555
Other assets	2,066
Premises and equipment	1,444
Core deposit intangible and other	1,241
Goodwill	1,711

Liabilities assumed:
Deposits	(76,686)
Notes payable	(2,386)
Other liabilities	(154)

Net cash and cash equivalents received	$(5,097)

On June 28, 2004, Great Western Bank, Omaha, entered into an agreement to merge with First State Bancorp, Inc., and its subsidiary, Farmers Bank of Portageville. The closing date was December 9, 2004. Pursuant to the terms of the agreement to merge, Great Western Bank, Omaha retained the Federal Home Loan Bank Stock and the Missouri banking charter of First State Bancorp, Inc. All other assets and liabilities were assumed by a third party.

As a result of the acquisition, Great Western Bank, Omaha is authorized to operate a banking business in the State of Missouri.

A summary of the fair value of net assets acquired and net cash paid (in thousands) on the date of acquisition is as follows:

First State Bancorp, Inc.
Assets acquired:
Securities	$63
Other intangible assets	268

Net cash paid	$331

7. Financing Activities.

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

8. Recent Accounting Pronouncements.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This Issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of December 31, 2004, have remained unchanged from June 30, 2004. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,528,207,000 for the six months ended December 31, 2004 compared to $2,183,776,000 (as revised to be comparable to current year calculations) for the six months ended December 31, 2003, a 15.77% increase. Average interest-earning assets were $2,333,479,000 for the six months ended December 31, 2004 and $2,015,043,000 (as revised to be comparable to current year calculations) for the six months ended December 31, 2003, representing a 15.80% increase. Average assets and average interest-earning assets increased due to internal growth and acquisitions.

Total assets were $2,632,084,000 at December 31, 2004, an increase of $202,175,000 or 8.32% from June 30, 2004. The increase in total assets is due to a $56,746,000 or 15.55% increase in securities available for sale and a $153,872,000 or 8.40% increase in loans, net of unearned fees and allowance for loan losses. The increase in securities available for sale and loans, net of unearned fees and allowance for loans losses, is a result of internal growth and acquisitions.

Securities available for sale were $421,593,000 at December 31, 2004, and $364,847,000 at June 30, 2004. The increase of $56,746,000 or 15.55% was due to internal growth and acquisitions. Securities available for sale with unrealized losses were $222,208,000 at December 31, 2004 with total unrealized losses of $3,139,000. Securities available for sale with unrealized losses were $278,210,000 at June 30, 2004 with total unrealized losses of $8,203,000. The unrealized losses for longer than twelve continuous months were $1,033,000 at December 31, 2004 and $620,000 at June 30, 2004. The losses for all such securities are a direct result of changes in interest rates. Great Western has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value.

Loans, net of unearned fees, grew $153,872,000 or 8.40% during the six months ended December 31, 2004 due to internal growth and acquisitions. Included are loans originated for resale of $10,114,000 at December 31, 2004, a decrease of $2,226,000 when compared to $12,340,000 at June 30, 2004. The decrease in loans originated for resale is due to the decline in the volume of mortgages originated during the six months ended December 31, 2004.

Mortgage servicing rights, net, were $16,741,000 at December 31, 2004, an increase of $2,184,000 or 15.00%, from June 30, 2004. Mortgage servicing rights increased due to purchases of $3,559,000, less valuation adjustments and amortization expense of $1,375,000 recognized during the six months ended December 31, 2004.

The allowance for loan losses increased by $3,102,000 to $25,745,000 at December 31, 2004 from $22,643,000 at June 30, 2004. The increase primarily resulted from the acquisition of $2,026,000 in allowance for loan losses from Oak Bancorporation. The allowance represented 1.28% and 1.22% of loans, net of unearned fees as of December 31, 2004 and June 30, 2004.

For the six months ended December 31, 2004, Great Western’s annualized return on average assets (“ROA”) was 1.16%, compared to 1.13% (as revised to be comparable to current year calculations) for the six months ended December 31, 2003. Return on average stockholders’ equity (“ROE”) for the six months ended December 31, 2004 and 2003 was 19.72% and 19.58% (as revised to be comparable to current year calculations), respectively. The increases in ROA and ROE are due to an 18.81% increase in net income for the six months ending December 31, 2004 compared to a 15.77% increase in average assets and a 17.98% increase in average equity from the same period a year ago.

Cash and cash equivalents, certificates of deposit and securities available for sale totaled $479,468,000 or 18.22% of total assets at December 31, 2004, compared to $441,356,000 or 18.16% at June 30, 2004.

At December 31, 2004, the Company’s leverage ratio was 6.15%, Tier 1 risk-based capital ratio was 7.35%, and total risk-based capital ratio was 11.80%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At December 31, 2004, the Company had net risk-weighted assets of $2,122,127,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2004 and December 31, 2003.

Net Interest Income

Total interest income for the three months ended December 31, 2004 was $35,815,000, an 18.40% increase from $30,248,000 for the three months ended December 31, 2003. The increase was due to an increase of $4,699,000 in interest earned on loans and an increase of $832,000 in interest earned on taxable securities. The primary cause for the increase in interest income earned on loans and taxable securities is the increase in average interest-earning assets. Average interest-earning assets were $2,394,030,000 for the three months ended December 31, 2004, an increase of $371,048,000 or 18.34% from $2,022,982,000 for the three months ended December 31, 2003.

Total interest expense for the three months ended December 31, 2004 was $11,902,000, a 16.42% increase from $10,223,000 for the three months ended December 31,

2003. The increase is primarily due to a $1,294,000 increase in interest expense on deposits and an $189,000 increase in interest expense on FHLB advances and other borrowings. The primary cause for the increase in the interest expense on deposits and FHLB advances and other borrowings is the increase in average interest-bearing liabilities. Average interest-bearing liabilities were $2,148,043,000 for the three months ended December 31, 2004, an increase of $350,835,000 or 19.52% from $1,797,208,000 for the three months ended December 31, 2003.

Net interest income was $23,913,000 for the three months ended December 31, 2004, compared to $20,025,000 for the same period in 2003, an increase of 19.42%. Great Western’s net interest margin increased to 4.00% for the three months ended December 31, 2004 from 3.96% for the three months ended December 31, 2003. The increase in the net interest margin was caused by a larger increase in interest income when compared to the increase in interest expense.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2004 was $1,236,000, compared to $1,332,000 for the three months ended December 31, 2003. The decrease was due to a decline in estimated loan losses for the current period offset by the growth in loans.

Noninterest Income

Noninterest income for the three months ended December 31, 2004 was $7,654,000, an increase of $808,000 or 11.80% over the same period last fiscal year. The increase resulted primarily from an $803,000 increase in services charges and other fees. The increase in service charges and other fees is a function of the increased number and type of deposit accounts that resulted from acquisitions, internal growth, and de novo branch expansion.

Noninterest Expense

Noninterest expense for the three months ended December 31, 2004 was $18,380,000, an increase of $1,780,000 or 10.72% over the same period last fiscal year. The increase resulted primarily from a $1,033,000 increase in salaries and employee benefits expense, a $207,000 increase in occupancy expense, and an $186,000 increase in advertising expense.

Salaries and employee benefits expense increased by $1,033,000 or 11.90%, to $9,711,000 for the three months ended December 31, 2004 from $8,678,000 for the three months ended December 31, 2003. Contributing to this increase is the increase in staffing levels as a result of acquisitions and expansion through de novo branches.

Occupancy expense increased by $207,000 or 19.49% to $1,269,000 for the three months ended December 31, 2004 from $1,062,000 for the three months ended December 31, 2003. The increase is a result of acquisitions and expansion through de novo branches.

Advertising expense increased by $186,000 or 19.96% to $1,118,000 for the three months ended December 31, 2004 from $932,000 for the three months ended December 31, 2003. The increase is due to promotion of new branches and new products.

Income Taxes

Income taxes for the three months ended December 31, 2004 and December 31, 2003 were $4,238,000 and $3,236,000. The increase is due to a 33.70% or $3,012,000 increase in pretax net income, offset by a decrease in the effective tax rate. The effective tax rates for the three months ended December 31, 2004 and December 31, 2003, were 35.46% and 36.20%, respectively. The effective income tax rates are lower for the 2004 period compared to the 2003 period due to higher levels of tax-exempt interest income and tax credits.

Comparison of the Six Months Ended December 31, 2004 and December 31, 2003.

Net Interest Income

Total interest income for the six months ended December 31, 2004 was $69,298,000, a 14.56% increase from $60,493,000 for the six months ended December 31, 2003. The increase was due to an increase of $7,525,000 in interest earned on loans and an increase of $1,331,000 in interest earned on taxable securities. The primary cause for the increase in interest income earned on loans and taxable securities is the increase in average interest-earning assets. Average interest-earning assets were $2,333,479,000 for the six months ended December 31, 2004, an increase of $318,436,000 or 15.80% from $2,015,043,000 for the six months ended December 31, 2003.

Total interest expense for the six months ended December 31, 2004 was $23,072,000, a 10.47% increase from $20,886,000 for the six months ended December 31, 2003. The increase is due to a $1,311,000 increase in interest expense on deposits and a $437,000 increase in interest expense on the subordinated debentures. The primary cause for the increase of the interest expense on deposits and subordinated debentures is the increase in average interest-bearing liabilities. Average interest-bearing liabilities were $2,103,743,000 for the six months ended December 31, 2004, an increase of $327,904,000 or 18.46% from $1,775,839,000 for the six months ended December 31, 2003.

Net interest income was $46,226,000 for the six months ended December 31, 2004, compared to $39,607,000 for the same period in 2003, an increase of 16.71%. Great Western’s net interest margin increased to 3.96% for the six months ended December 31, 2004 from 3.93% for the six months ended December 31, 2003. The increase in the net interest margin was caused by a larger increase in interest income when compared to the increase in interest expense.

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 2004, was $2,092,000, compared to $2,287,000 for the six months ended December 31, 2003. The decrease was due to a decline in estimated loan losses for the current period offset by the growth in loans.

Noninterest Income

Noninterest income for the six months ended December 31, 2004 was $15,179,000, a decrease of $978,000 or 6.05% over the same period last fiscal year. The decrease resulted primarily from a $1,747,000 decrease in gain on the sale of loans and a $1,053,000 decrease in gain on the sale of securities, offset by a $1,664,000 increase in service charges and other fees.

The decrease in the gain on the sale of loans is a result of the decrease in loans originated for resale. Loans originated for resale during the six months ended December 31, 2004, were $110,369,000, compared to $219,939,000 during the six months ended December 31, 2003.

Service charges and other fees increased by $1,664,000 or 23.60%, to $8,716,000 for the six months ended December 31, 2004 from $7,052,000 for the six months ended December 31, 2003. The increase in service charges and other fees is a function of the increased number and type of deposit accounts that resulted from acquisitions, internal growth, and de novo branch expansion.

Noninterest Expense

Noninterest expense for the six months ended December 31, 2004 was $36,065,000, an increase of $2,513,000 or 7.49% for the current fiscal period when compared to the same fiscal period one year ago. The increase resulted primarily from a $1,601,000 increase in salaries and employee benefits expense, a $305,000 increase in occupancy expense, and a $315,000 increase in data processing expense.

Salaries and employee benefits expense increased by $1,601,000 or 9.13%, to $19,130,000 for the six months ended December 31, 2004 from $17,529,000 for the six months ended December 31, 2003. Contributing to this increase is the increase in staffing levels as a result of acquisitions and expansion through de novo branches.

Occupancy expense increased by $305,000 or 14.22% to $2,450,000 for the six months ended December 31, 2004 from $2,145,000 for the six months ended December 31, 2003. The increase is a result of acquisitions and expansion through de novo branches.

Data processing expenses increased by $315,000 or 17.59% to $2,106,000 for the six months ended December 31, 2004 from $1,791,000 for the six months ended December 31, 2003. The increase is a result of acquisitions and expansion through de novo branches.

Income Taxes

Income taxes for the six months ended December 31, 2004 and December 31, 2003 were $8,215,000 and $7,261,000. The increase is due to a 16.68% or $3,323,000 increase in pretax net income, offset by a decrease in the effective tax rate. The effective tax rates for the periods were 35.3% and 37.5%. The effective tax rates are lower for the 2004 period compared to the 2003 period due to higher levels of tax-exempt interest income and tax credits.

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

There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 2004.

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

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
None

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS

	(a).	Exhibits:

	31.1 -	Chief Executive Officer’s Certification Pursuant to Rule 13(a) - 14 of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

	31.2 -	Chief Financial Officer’s Certification Pursuant to Rule 13(a) - 14 of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

	32.1 -	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: February 1, 2005	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief
Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: February 1, 2005	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary
and Treasurer
(Principal Financial Officer)