Form 10-Q
period 2005-03-31
GREAT WESTERN BANCORPORATION INC
filed 2005-05-02
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at May 2, 2005
Common Stock, $1.00 par value	123,650 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2005

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

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	June 30, 2004
	(unaudited)
Assets
Cash and due from banks	$59,482	$49,768
Federal funds sold and FHLB overnight deposits	21,910	26,642

Cash and cash equivalents	81,392	76,410

Certificates of deposit	—	99
Securities available for sale	392,467	364,847
Investment in affiliates	2,631	3,262
Loans, net of allowance for loan losses of $25,411 and $22,643	2,036,168	1,832,215
Premises and equipment, net	53,722	47,890
Accrued interest receivable	16,531	14,309
Core deposit intangible and other, net	3,203	2,897
Goodwill, net	53,558	51,847
Mortgage servicing rights, net	16,097	14,557
Other assets	22,489	21,576

Total assets	$2,678,258	$2,429,909

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$286,624	$252,759
Interest bearing	1,832,257	1,661,305

Total deposits	2,118,881	1,914,064
Federal funds purchased and securities sold under agreements to repurchase	90,802	95,810
FHLB advances and other borrowings	174,395	115,355
Notes payable	36,700	36,700
Subordinated debentures	87,631	108,662
Accrued interest and other liabilities	16,747	16,124

Total liabilities	2,525,156	2,286,715

Minority interests	4,358	4,074

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; none and 100,000 shares of variable rate, noncumulative, nonvoting	1,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 123,650 shares and 123,802 shares	124	124
Additional paid-in capital	2,029	2,032
Retained earnings	149,810	129,106
Accumulated other comprehensive loss	(4,919)	(3,842)

Total stockholders’ equity	148,744	139,120

Total liabilities and stockholders’ equity	$2,678,258	$2,429,909

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	March 31, 2005	March 31, 2004
Interest and Dividend Income
Loans	$32,769	$27,408
Taxable securities	3,249	2,778
Nontaxable securities	384	398
Dividends on securities	133	78
Federal funds sold and other	52	51
Trust common securities	45	40

Total interest and dividend income	36,632	30,753

Interest Expense
Deposits	8,796	6,961
Federal funds purchased and securities sold under agreements to repurchase	341	182
FHLB advances and other borrowings	1,400	1,155
Notes payable	582	471
Subordinated debentures	1,500	1,571

Total interest expense	12,619	10,340

Net Interest Income	24,013	20,413
Provision for Loan Losses	1,175	869

Net Interest Income After Provision for Loan Losses	22,838	19,544

Noninterest Income
Service charges and other fees	4,485	3,690
Net gain from sale of loans	858	934
Loan servicing fees	1,040	960
Gain (loss) on sale of securities, net	(37)	229
Trust department income	564	593
Other	1,231	1,034

Total noninterest income	8,141	7,440

Noninterest Expense
Salaries and employee benefits	10,245	8,875
Occupancy expenses, net	1,405	1,133
Data processing	1,086	935
Equipment expenses	867	720
Advertising	1,338	1,031
Professional fees	792	725
Communication expense	669	551
Amortization of core deposit and other intangibles	439	399
Amortization and valuation adjustments of mortgage servicing rights	663	571
Other	1,727	1,813

Total noninterest expense	19,231	16,753

Income Before Income Taxes and Minority Interests	11,748	10,231
Provision for Income Taxes	4,036	3,697

Income Before Minority Interests	7,712	6,534
Minority Interests	171	153

Net Income	$7,541	$6,381

Basic Earnings Per Common Share	$58.47	$49.07

Cash Dividends Per Share Declared on Common Stock	$1.85	$1.65

Weighted Average Shares Outstanding	123,694	123,913

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Nine Months Ended

(In thousands, except share and per share data)

(unaudited)

	March 31, 2005	March 31, 2004
Interest and Dividend Income
Loans	$94,671	$81,864
Taxable securities	9,462	7,660
Nontaxable securities	1,149	1,262
Dividends on securities	305	222
Federal funds sold and other	206	197
Trust common securities	137	40

Total interest and dividend income	105,930	91,245

Interest Expense
Deposits	24,886	21,740
Federal funds purchased and securities sold under agreements to repurchase	905	522
FHLB advances and other borrowings	3,706	3,261
Notes payable	1,616	1,491
Subordinated debentures	4,578	4,211

Total interest expense	35,691	31,225

Net Interest Income	70,239	60,020
Provision for Loan Losses	3,267	3,156

Net Interest Income After Provision for Loan Losses	66,972	56,864

Noninterest Income
Service charges and other fees	13,201	10,742
Net gain from sale of loans	2,797	4,620
Loan servicing fees	3,150	2,485
Gain (loss) on sale of securities, net	(23)	1,296
Trust department income	1,577	1,549
Other	2,618	2,909

Total noninterest income	23,320	23,601

Noninterest Expense
Salaries and employee benefits	29,375	26,404
Occupancy expenses, net	3,854	3,283
Data processing	3,192	2,726
Equipment expenses	2,492	2,189
Advertising	3,502	3,080
Professional fees	2,568	2,376
Communication expense	1,804	1,670
Amortization of core deposit and other intangibles	1,202	1,131
Amortization and valuation adjustments of mortgage servicing rights	2,038	1,998
Other	5,269	5,453

Total noninterest expense	55,296	50,310

Income Before Income Taxes and Minority Interests	34,996	30,155
Provision for Income Taxes	12,251	10,958

Income Before Minority Interests	22,745	19,197
Minority Interests	490	432

Net Income	$22,255	$18,765

Basic Earnings Per Common Share	$174.70	$145.47

Cash Dividends Per Share Declared on Common Stock	$5.55	$4.95

Weighted Average Shares Outstanding	123,766	124,608

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended

(In thousands)

(unaudited)

	March 31, 2005	March 31, 2004
Net Cash Provided By Operating Activities	$28,107	$9,623

Investing Activities
Proceeds from maturities of certificate of deposit	239	—
Proceeds from sales and maturities of securities available for sale	96,186	118,052
Purchase of securities available for sale	(111,856)	(189,921)
Proceeds from sale of other real estate owned	1,163	2,860
Purchase of trust common securities	—	(1,467)
Proceeds from redemption of trust common securities	631	—
Net increase in loans	(149,558)	(103,366)
Proceeds from sale of premises and equipment	129	856
Purchase of premises and equipment	(7,414)	(5,827)
Cash and cash equivalents received from business acquisitions	4,766	82,398
Purchase of mortgage servicing rights	(1,310)	(2,321)

Net cash used in investing activities	(167,024)	(98,736)

Financing Activities
Retirement of subordinated debentures	(21,031)	—
Proceeds from issuance of preferred securities and subordinated debentures	—	48,867
Net increase in deposits	128,131	28,094
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(7,057)	17,689
Net increase (decrease) in FHLB advances and other borrowings	59,040	(503)
Principal payments on notes payable	(337)	—
Payment of other liabilities	(3,094)	(6,451)
Debt issuance cost incurred	—	(63)
Dividends paid, including ($199) and ($146) paid to minority interests, respectively	(1,519)	(1,400)
Retirement of common stock	(234)	(1,182)
Retirement of preferred stock	(10,000)	—

Net cash provided by financing activities	143,899	85,051

Net increase (decrease) in cash and cash equivalents	4,982	(4,062)

Cash and cash equivalents:
Cash and Cash Equivalents – Beginning of Year	76,410	107,159

Cash and Cash Equivalents – End of Quarter	$81,392	$103,097

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$34,436	$32,024
Cash payments for income taxes	11,243	11,773
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized (loss) on securities available for sale, net of deferred income taxes	(1,077)	(2,040)
Purchase of mortgage servicing rights for other liabilities	2,271	6,180
Loans transferred to other real estate owned and other assets	1,281	2,635
Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Certificate of deposit	$140	—
Securities	14,035	—
Loans, net	53,555	31,972
Other assets	2,066	249
Premises and equipment	1,444	1,870
Core deposit intangibles and other	1,509	1,184
Goodwill	1,711	5,917
Liabilities assumed
Deposits	(76,686)	(123,133)
Notes payable	(2,386)	—
Other liabilities	(154)	(457)

Net cash and cash equivalents (received)	$(4,766)	$(82,398)

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

The June 30, 2004 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of March 31, 2005 and for the three months and nine months ended March 31, 2005 and 2004 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2004 filed with the Securities and Exchange Commission. Results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for future periods.

2. Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $308,000 and $300,000 in the three months ended March 31, 2005 and March 31, 2004 and totaled $633,000 and $638,000 for the nine months ended March 31, 2005 and March 31, 2004, reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3. Comprehensive Income.

Comprehensive income was $3,175,000 and $8,499,000 for the three months ended March 31, 2005 and March 31, 2004 and $21,178,000 and $16,725,000 for the nine months ended March 31, 2005 and March 31, 2004. The difference between comprehensive income and net income presented in the Condensed Consolidated Statements of Income is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.

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

6. Financing Activities.

On August 18, 2004, Great Western redeemed $21,031,000 of Debentures from GWB Capital Trust I. GWB Capital Trust I redeemed all outstanding Common Securities (63,093 shares) and Preferred Securities (2,040,000 shares) at the $10 par value plus accumulated and unpaid distributions. Great Western owned 100% of the Common Securities. The accumulated and unpaid distributions on the Common and Preferred Securities on August 18, 2004 were $6,000 and $187,000, respectively. The total distributions for the redemption of the Common Securities were $637,000 and the total distributions for the Preferred Securities were $20,587,000. The distributions were made from cash on hand.

On February 4, 2005, Great Western Bancorporation, Inc. redeemed, at par, 100,000 shares of its $100 Par, Floating Rate, Series 3, Non-voting, Non-cumulative, Perpetual Preferred Stock. The redemption slightly decreased Great Western’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2005, have remained unchanged from June 30, 2004. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,566,345,000 for the nine months ended March 31, 2005 compared to $2,217,567,000 (as revised to be comparable to current year calculations) for the nine months ended March 31, 2004, representing a 15.73% increase. Average interest-earning assets were $2,370,339,000 for the nine months ended March 31, 2005 and $2,049,806,000 (as revised to be comparable to current year calculations) for the nine months ended March 31, 2004, representing a 15.64% increase. Average assets and average interest-earning assets increased due to internal growth and acquisitions.

Total assets were $2,678,258,000 at March 31, 2005, an increase of $248,349,000 or 10.22% from June 30, 2004. The increase in total assets is due to a $27,620,000 or 7.57% increase in securities available for sale, a $203,953,000 or 11.13% increase in loans, net of unearned fees and allowance for loan losses, and a $5,832,000 or 12.18% increase in premises and equipment, net. The increase in securities available for sale, loans, net of unearned fees and allowance for loans losses, and premises and equipment, net, is a result of internal growth and acquisitions.

Securities available for sale were $392,467,000 at March 31, 2005, and $364,847,000 at June 30, 2004. The increase of $27,620,000 or 7.57% was due to internal growth and acquisitions. Securities available for sale with unrealized losses were $329,185,000 at March 31, 2005 with total unrealized losses of $9,283,000. Securities available for sale with unrealized losses were $278,210,000 at June 30, 2004 with total unrealized losses of $8,203,000. The unrealized losses for longer than twelve continuous months were $2,119,000 at March 31, 2005 and $620,000 at June 30, 2004. The losses for all such securities are a direct result of changes in interest rates. Great Western has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value.

Loans, net of unearned fees, grew by $203,953,000 or 11.13% during the nine months ended March 31, 2005 due to internal growth and acquisitions. Included are loans originated for resale of $9,448,000 at March 31, 2005, a decrease of $2,892,000 when compared to $12,340,000 at June 30, 2004. The decrease in loans originated for resale is due to the decline in the volume of mortgages originated during the nine months ended March 31, 2005.

Premises and equipment, net were $53,722,000 at March 31, 2005, an increase of $5,832,000 or 12.18%, from June 30, 2004. The increase is a result of internal growth and acquisitions. Premises and equipment, net acquired from Oak Bancorporation were $1,444,000 and six de novo branches were opened during the nine months ended March 31, 2005.

Mortgage servicing rights, net, were $16,097,000 at March 31, 2005, an increase of $1,540,000 or 10.58%, from June 30, 2004. Mortgage servicing rights increased due to purchases of $3,580,000, less valuation adjustments and amortization expense of $2,040,000 recognized during the nine months ended March 31, 2005.

The allowance for loan losses increased by $2,768,000 to $25,411,000 at March 31, 2005 from $22,643,000 at June 30, 2004. The increase primarily resulted from the acquisition of $2,026,000 in allowance for loan losses from Oak Bancorporation. The allowance represented 1.23% and 1.22% of loans, net of unearned fees as of March 31, 2005 and June 30, 2004.

For the nine months ended March 31, 2005, Great Western’s annualized return on average assets (“ROA”) was 1.16%, compared to 1.13% for the nine months ended March 31, 2004. Return on average stockholders’ equity (“ROE”) for the nine months ended March 31, 2005 and 2004 was 19.74% and 18.98% (as revised to be comparable to current year calculations), respectively. The increases in ROA and ROE are due to an 18.60% increase in net income for the nine months ending March 31, 2005 compared to a 15.73% increase in average assets and a 14.03% increase in average equity from the same period a year ago.

Cash and cash equivalents, certificates of deposit and securities available for sale totaled $473,859,000 or 17.69% of total assets at March 31, 2005, compared to $441,356,000 or 18.16% at June 30, 2004.

At March 31, 2005, the Company’s leverage ratio was 5.86%, Tier 1 risk-based capital ratio was 6.92%, and total risk-based capital ratio was 11.26%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At March 31, 2005, the Company had net risk-weighted assets of $2,192,510,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004.

Net Interest Income

Total interest income for the three months ended March 31, 2005 was $36,632,000, a 19.12% increase from $30,753,000 for the three months ended March 31, 2004. The increase was due to an increase of $5,361,000 in interest earned on loans and an increase of $471,000 in interest earned on taxable securities. The primary cause for these increases is the increase in average interest-earning assets from internal growth and acquisitions. Average interest-earning assets were $2,444,059,000 for the three months ended March 31, 2005, an increase of $324,695,000 or 15.32% from $2,119,364,000 for the three months ended March 31, 2004.

Total interest expense for the three months ended March 31, 2005 was $12,619,000, a 22.04% increase from $10,340,000 for the three months ended March 31, 2004. The increase is primarily due to a $1,835,000 increase in interest expense on deposits and a $245,000 increase in interest expense on FHLB advances and other borrowings. The primary cause for these increases is the increase in average interest-bearing liabilities from internal growth and acquisitions. Average interest-bearing liabilities were $2,202,769,000 for the three months ended March 31, 2005, an increase of $286,048,000 or 14.92% from $1,916,721,000 for the three months ended March 31, 2004.

Net interest income was $24,013,000 for the three months ended March 31, 2005, compared to $20,413,000 for the same period in 2004, an increase of 17.64%. Great Western’s net interest margin increased to 3.93% for the three months ended March 31, 2005 from 3.85% for the three months ended March 31, 2004. The increase in the net interest margin was caused by a larger increase in interest income when compared to the increase in interest expense.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2005 was $1,175,000, compared to $869,000 for the three months ended March 31, 2004. The increase was due to an increase in estimated loan losses for the current period and the growth in loans.

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was $8,141,000, an increase of $701,000 or 9.42% over the same period last fiscal year. The increase resulted primarily from a $795,000 increase in services charges and other fees. The increase in service charges and other fees is a function of the increased number and type of deposit accounts that resulted from acquisitions, internal growth, and de novo branch expansion.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2005 was $19,231,000, an increase of $2,478,000 or 14.79% over the same period last fiscal year. The increase resulted primarily from a $1,370,000 increase in salaries and employee benefits expense, a $272,000 increase in occupancy expense, and a $307,000 increase in advertising expense.

Salaries and employee benefits expense increased by $1,370,000 or 15.44%, to $10,245,000 for the three months ended March 31, 2005 from $8,875,000 for the three months ended March 31, 2004. Contributing to this increase is the increase in staffing levels as a result of acquisitions and expansion through de novo branches.

Occupancy expense increased by $272,000 or 24.01%, to $1,405,000 for the three months ended March 31, 2005 from $1,133,000 for the three months ended March 31, 2004. The increase is a result of acquisitions and expansion through de novo branches.

Advertising expense increased by $307,000 or 29.78% to $1,338,000 for the three months ended March 31, 2005 from $1,031,000 for the three months ended March 31, 2004. The increase is due to promotion of new branches and new products.

Income Taxes

Income taxes for the three months ended March 31, 2005 and March 31, 2004 were $4,036,000 and $3,697,000. The increase is due to a 14.82% or $1,517,000 increase in pretax net income, offset by a decrease in the effective tax rate. The effective tax rates for the three months ended March 31, 2005 and March 31, 2004, were 34.36% and 36.14%, respectively. The effective income tax rates are lower for the 2005 period compared to the 2004 period due to higher levels of tax-exempt interest income and tax credits.

Comparison of the Nine Months Ended March 31, 2005 and March 31, 2004.

Net Interest Income

Total interest income for the nine months ended March 31, 2005 was $105,930,000, a 16.09% increase from $91,245,000 for the nine months ended March 31, 2004. The increase was due to an increase of $12,807,000 in interest earned on loans and an increase of $1,802,000 in interest earned on taxable securities. The primary cause for these increases is the increase in average interest-earning assets from internal growth and acquisitions. Average interest-earning assets were $2,370,339,000 for the nine months ended March 31, 2005, an increase of $320,533,000 or 15.64% from $2,049,806,000 for the nine months ended March 31, 2004.

Total interest expense for the nine months ended March 31, 2005 was $35,691,000, a 14.30% increase from $31,225,000 for the nine months ended March 31, 2004. The increase is due to a $3,146,000 increase in interest expense on deposits and a $445,000 increase in interest expense on FHLB advances and other borrowings. The primary cause for these increases is the increase in average interest-bearing liabilities from internal growth and acquisitions. Average interest-bearing liabilities were $2,136,752,000 for the nine months ended March 31, 2005, an increase of $313,953,000 or 17.22% from $1,822,799,000 for the nine months ended March 31, 2004.

Net interest income was $70,239,000 for the nine months ended March 31, 2005, compared to $60,020,000 for the same period in 2004, an increase of 17.03%. Great Western’s net interest margin increased to 3.95% for the nine months ended March 31, 2004 from 3.90% for the nine months ended March 31, 2004. The increase in the net interest margin was caused by a larger increase in interest income when compared to the increase in interest expense.

Provision for Loan Losses

The provision for loan losses for the nine months ended March 31, 2005, was $3,267,000, compared to $3,156,000 for the nine months ended March 31, 2004. The increase was due to an increase in estimated loan losses for the current period and the growth in loans.

Noninterest Income

Noninterest income for the nine months ended March 31, 2005 was $23,320,000, a decrease of $281,000 or 1.19% over the same period last fiscal year. The decrease resulted primarily from a $1,823,000 decrease in gain on the sale of loans and a $1,319,000 decrease in gain on the sale of securities, offset by a $2,459,000 increase in service charges and other fees.

The decrease in the gain on the sale of loans is a result of the decrease in loans originated for resale. Loans originated for resale during the nine months ended March 31, 2005, were $159,153,000, compared to $237,936,000 during the nine months ended March 31, 2004.

Service charges and other fees increased by $2,459,000 or 22.89%, to $13,201,000 for the nine months ended March 31, 2005 from $10,742,000 for the nine months ended March 31, 2004. The increase in service charges and other fees is a function of the increased number and type of deposit accounts that resulted from acquisitions, internal growth, and de novo branch expansion.

Noninterest Expense

Noninterest expense for the nine months ended March 31, 2005 was $55,296,000, an increase of $4,986,000 or 9.91% for the current fiscal period when compared to the same fiscal period one year ago. The increase resulted primarily from a $2,971,000 increase in salaries and employee benefits expense, a $571,000 increase in occupancy expense, a $466,000 increase in data processing expense, and a $422,000 increase in advertising expense.

Salaries and employee benefits expense increased by $2,971,000 or 11.25%, to $29,375,000 for the nine months ended March 31, 2005 from $26,404,000 for the nine months ended March 31, 2004. Contributing to this increase is the increase in staffing levels as a result of acquisitions and expansion through de novo branches.

Occupancy expense increased by $571,000 or 17.39% to $3,854,000 for the nine months ended March 31, 2005 from $3,283,000 for the nine months ended March 31, 2004. The increase is a result of acquisitions and expansion through de novo branches.

Data processing expenses increased by $466,000 or 17.09% to $3,192,000 for the nine months ended March 31, 2005 from $2,726,000 for the nine months ended March 31, 2004. The increase is a result of acquisitions and expansion through de novo branches.

Advertising expense increased by $422,000 or 13.70% to $3,502,000 for the nine months ended March 31, 2005 from $3,080,000 for the nine months ended March 31, 2004. The increase is due to promotion of new branches and new products.

Income Taxes

Income taxes for the nine months ended March 31, 2005 and March 31, 2004 were $12,251,000 and $10,958,000. The increase is due to a 16.05% or $4,841,000 increase in pretax net income, offset by a decrease in the effective tax rate. The effective tax rates for the periods were 35.01% and 36.34%. The effective tax rates are lower for the 2005 period compared to the 2004 period due to higher levels of tax-exempt interest income and tax credits.

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

There has not been a material change in the interest rate sensitivity of the Company during the nine months ended March 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES

Great Western’s principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that Great Western’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c) are effective to ensure that information required to be disclosed by Great Western in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Great Western’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a).	Exhibits:

31.1 –	Chief Executive Officer’s Certification Pursuant to Rule 13(a) – 14 of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 –	Chief Financial Officer’s Certification Pursuant to Rule 13(a) – 14 of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 –	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K:

The Company filed a current report on Form 8-K (Item 1.01) on January 31, 2005, and reported the Amendment to the Phantom Stock Long Term Incentive Plans with Daniel J. Brabec, Jeffory A. Erickson, and Daniel A. Hamann. The Amendments were deemed necessary or appropriate to comply with applicable requirements of Section 409A of the Internal Revenue Code and the regulations thereunder to assure that the benefits provided by the Agreements are not includable in the Employees’ gross income before being paid pursuant to their Agreements.

The Company filed a current report on Form 8-K (Item 1.01) on January 31, 2005, and reported the Amendment to the Bonus Plans with Daniel J. Brabec and Jeffory A. Erickson. The Amendments were deemed necessary or appropriate to comply with applicable requirements of Section 409A of the Internal Revenue Code and the regulations thereunder to assure that the benefits provided by the Agreements are not includable in the Employees’ gross income before being paid pursuant to their Agreements.

The Company filed a current report on Form 8-K (Item 8.01) on February 4, 2005, and reported the redemption, at par, 100,000 shares of Floating Rate, Series 3, Non-voting, Non-cumulative, Perpetual Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: May 2, 2005	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief
Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: May 2, 2005	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary and Treasurer
(Principal Financial Officer)