Form 10-K
period 2005-06-30
GREAT WESTERN BANCORPORATION INC
filed 2005-09-02
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-15215

GREAT WESTERN BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Iowa	42-0867112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9290 West Dodge Road Suite 203, Omaha, NE	68114
(Address of principal executive offices)	(Zip Code)

(402) 333-8330

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
9.75% Cumulative Trust Preferred Securities of GWB Capital Trust II	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

All voting and non-voting common equity is held by affiliates of the registrant.

At September 2, 2005, there were 123,650 shares of registrant’s common stock outstanding.

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

CIRCULAR 230 DISCLOSURE

Any discussion or statements contained herein insofar as they address U.S. federal tax matters (whether explicitly or implicitly) are not intended to be “covered opinions” within the meaning of U.S. Treasury Department Circular 230. Accordingly, we are informing you that (A) the discussion herein is not intended and was not written to be used, and cannot be used, by any taxpayer for the purposes of avoiding penalties under the U.S. federal tax laws that may be imposed on the taxpayer, (B) the discussion herein was not written to be used in connection with the promotion or marketing by us of our securities, and (C) each taxpayer should seek advice based on its particular circumstances from an independent tax advisor.

PART I

ITEM 1. BUSINESS

THE COMPANY

Great Western, a multi-bank holding company, offers full service community banking through 19 banking locations in Nebraska, 25 banking locations in South Dakota, 27 banking locations in southern Iowa, eight banking locations in northern Missouri and two banking locations in northeastern Kansas. Its Chairman, Deryl F. Hamann, acquired Great Western in 1971; at that time it had a single bank charter in Leon, Iowa with two locations. In 1974, Mr. Hamann acquired the parent company of Great Western Bank, Watertown, South Dakota; the parent was merged into Great Western on May 31, 1999. Citizens Corporation, an affiliated bank holding company with six Iowa banking locations, was merged into Great Western on August 7, 2000. On March 23, 2001, Great Western Securities, Inc., the parent company of Great Western Bank, Omaha, Nebraska, was merged into Great Western. Acquisitions of other banks and savings institutions have been made on both strategic and opportunistic bases. Expansion also occurred through acquisition of offices of other financial institutions and de novo branching. See “Mergers and Acquisitions” for additional information.

THE BANKS

Great Western has three direct subsidiaries: Great Western Bank, Omaha, Nebraska; Great Western Bank, Watertown, South Dakota, and Great Western Bank, Clive, Iowa. See “Mergers and Acquisitions” for additional information. Each subsidiary bank is chartered by the state banking authorities of the state in which its headquarters is located. See “Supervision and Regulation.”

The following table sets forth information regarding Great Western’s banks as of June 30, 2005:

	Common Stock Ownership	Assets	Net Loans	Deposits
	(dollars in thousands)
Great Western Bank, Watertown	96.1%	$1,062,364	$824,040	$857,092
Great Western Bank, Omaha	100.0%	1,036,826	827,594	798,143
Great Western Bank, Clive	100.0%	600,153	451,772	498,008

GREAT WESTERN SERVICE CORPORATION

Subsidiary banks (excluding Great Western Bank, Omaha) own 100% of Great Western Service Corporation, which provides data processing and related services to its bank owners.

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

Branch Activity. In September 2004, Great Western Bank, Watertown opened a branch at 41st & Sycamore, Sioux Falls, South Dakota. In April 2005, Great Western Bank, Watertown opened an in-store branch in the Super Wal-Mart at 2825 1st Avenue, Spearfish, South Dakota. In May 2005, Great Western Bank, Watertown opened two in-store branches in Super Wal-Marts located at 3209 South Louise Avenue, Sioux Falls, South Dakota and 1201 29th Street, Watertown, South Dakota. In November 2004, Great Western Bank, Omaha acquired a branch at 501 Pioneer Avenue, Oakland, Iowa. The acquired branch had $22,726,000 in total assets, $11,920,000 in net loans, and $22,262,000 in total deposits. See “Mergers and Acquisitions” for additional information. In December 2004, Great Western Bank, Omaha opened a branch at 405 East 19th Avenue, North Kansas City, Missouri. In January 2005, Great Western Bank, Omaha opened a branch at 10610 Shawnee Mission Parkway, Shawnee Mission, Kansas. In November 2004, Great Western Bank, Clive acquired three branches in Red Oak and Stanton, Iowa. The acquired branches had $56,365,000 in total assets, $41,635,000 in net loans, and $54,424,000 in total deposits. See “Mergers and Acquisitions” for additional information. In February 2005, Great Western Bank, Clive closed a branch in Thurman, Iowa. In June 2005, Great Western Bank, Clive acquired a branch in Albany, Missouri from UMB Bank, N.A. The branch had $3,704,000 in total assets, $8,000 in net loans, and $3,690,000 in total deposits. The branch was combined with the existing Great Western Bank, Clive branch located in Albany, Missouri. See “Mergers and Acquisitions” for additional information. Should Great Western be unable to acquire existing banks or other financial institutions at acceptable prices, it will continue to seek expansion through new branches or possibly by chartering new banks.

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

Great Western is able to facilitate substantial credit requests through the purchase and sale of participations among its subsidiary banks, as well as unaffiliated banks or other financial institutions. As of June 30, 2005, approximately 90% of all loans and leases were to customers within Great Western’s market area.

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

Under applicable federal and state law, permissible loans to one borrower after June 30, 2005 were limited to $15,615,000 for Great Western Bank, Watertown, South Dakota; $13,677,000 for Great Western Bank, Omaha, Nebraska; and $9,906,000 for Great Western Bank, Clive, Iowa. Certain exceptions, depending on the laws of the applicable state, increase the loan limit to one borrower for loans secured by readily marketable securities and certain readily marketable agricultural assets.

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

The Financial Modernization Act, also known as the Gramm-Leach-Bliley Act, enacted in November 1999, affects competition between financial institutions. This act significantly revised the laws regulating banks and bank holding companies and other providers of financial services, enabling bank holding companies and foreign banks that meet applicable statutory requirements—defined as financial holding companies—to engage in a broader range of services and to compete more efficiently in existing business lines. The Gramm-Leach-Bliley Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. As of September 2, 2005, Great Western had not elected to convert to a financial holding company, but reserves this right under the rule.

EMPLOYEES

As of September 2, 2005, Great Western had approximately 883 full-time equivalent employees. Great Western provides its employees with a comprehensive benefit program, including major medical insurance, dental insurance, life and accidental death and dismemberment insurance, long-term disability coverage and a 401(k) plan. Great Western also offers a tuition reimbursement program. Management considers its relationship with its employees to be good.

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

Recent regulatory developments. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provided for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC reporting companies and is funded by fees from all SEC reporting companies. The Act imposed higher standards for auditor independence and added restrictive provisions on consulting services performed by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violated this certification requirement. In addition, under the Act, counsel is required to report specific violations; directors and officers of issuer, and persons who directly or indirectly are beneficial owners of more than 10 percent of any class of equity security which is registered pursuant to Section 12 must report changes in their ownership of a company’s registered securities; and executives have restrictions on trading, and loans. The Act also increased the oversight and authority of audit committees of publicly traded companies. Although Great Western anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on Great Western’s financial condition or results of operations. Certain provisions of the Act were effective immediately upon passage or at various times in fiscal 2003 and 2004. As a non-accelerated filer, Great Western is not required to comply with certain provisions of the Act until the fiscal year ending June 30, 2007.

The Check Clearing for the 21st Century Act, also known as Check 21, which became effective on October 28, 2004 altered the way banks process checks. Check 21 facilitates check truncation, eliminating the original paper check from the clearing process. Instead, many checks will be processed electronically. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account, and an electronic image of the check, a processable printout known as a substitute check or Image Replacement Document (IRD), is considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

On March 1, 2005, the Board of Governors of the Federal Reserve System, or Board, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, that allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Board’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before maturity of the underlying subordinated note, the outstanding amount of trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualify trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. Management does not expect that the final rule, when adopted, will have a material impact on Great Western’s financial condition or results of operations.

On August 9, 2005, the FDIC, the Federal Reserve Board, and the Office of Comptroller of the Currency issued joint final rules regarding the Community Reinvestment Act. The amendments raised the small bank asset-size threshold from less than $250 million in assets to less than $1 billion, without consideration of holding company affiliation. The amendments also define “intermediate small banks’” as banks with assets of at least $250 million and less than $1 billion in assets as of December 31 for both of the prior two calendar years. These banks will no longer need to collect and report CRA loan data after September 1, 2005. Examiners will still continue to evaluate bank-lending activity in the CRA examinations of these institutions and disclose results in the public evaluation. Intermediate small banks will be evaluated under two separately rated tests: the existing lending test for small banks and a new, flexible community development test that includes an evaluation of community development loans, investment and services in light of community needs and the capacity of the bank. An intermediate small bank will be required to achieve satisfactory ratings on both the lending test and community development test to receive an overall CRA rating of “satisfactory.” The regulations continue to allow small banks and intermediate small banks to opt for an evaluation under the lending, investment and service tests, provided that the data is collected. Great Western’s subsidiary banks, excluding Great Western Bank, Watertown, met the definition of an “intermediate small bank” as of December 31 of the prior two calendar years.

GREAT WESTERN

General. Great Western is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to regulation, supervision and examination by the Federal Reserve. Great Western files an annual report and other reports as the Federal Reserve now requires or may require.

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

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Some off-balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of core and supplementary capital elements, with supplementary capital being limited to 100% of core capital. For bank holding companies, core capital, also known as Tier I capital, generally includes common stockholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries less the unamortized balance of intangible assets. No more than 25% of core capital may be comprised of cumulative preferred stock including the Trust Preferred Securities of its subsidiaries. Supplementary capital, also known as Tier II capital, generally includes certain forms of perpetual preferred stock and cumulative preferred stock not included in core capital, as well as maturing capital instruments, and the allowance for loan losses limited to 1.25% of risk-weighted assets. The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of core capital.

At June 30, 2005, Great Western’s Tier I capital was $161,759,000.

In addition to the risk-based capital guidelines, the Federal Reserve and the FDIC use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company’s core capital divided by its average tangible assets for the quarter. Based upon the current capital status of Great Western, the applicable minimum required leverage ratio is 4%. Great Western’s leverage ratio at June 30, 2005 was 6.10%.

The table below presents Great Western’s applicable regulatory capital ratios at June 30, 2005:

Ratio	Actual	Required
Tier I Capital to Average Assets	6.10%	4.00%
Tier I Capital to Risk-Weighted Assets	7.16%	4.00%
Total Capital to Risk-Weighted Assets	11.72%	8.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. All three of Great Western’s capital ratios were above the minimum required as of June 30, 2005.

THE BANKS

General. Great Western owns three banks: Great Western Bank, Omaha, Nebraska, a Nebraska banking corporation with 21 banking locations; Great Western Bank, Watertown, South Dakota, a South Dakota banking corporation with 27 banking locations; and Great Western Bank, Clive, Iowa, an Iowa corporation with 33 banking locations. The FDIC insures the deposits of each bank and the banks are subject to supervision and regulation by the FDIC. In addition, Great Western Bank, Omaha is regulated by the Nebraska Department of Banking and Finance; the South Dakota Division of Banking regulates Great Western Bank, Watertown; and the Iowa Division of Banking regulates Great Western Bank, Clive.

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

Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act (“CRA”) has become important to financial institutions, including their holding companies. This allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under CRA. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators regularly conduct examinations to assess the performance of financial institutions. During their most recent examinations, ratings of satisfactory were received by each of Great Western’s banks. As a result, management believes that the banks’ performance under CRA will not impede regulatory approvals of any proposed acquisitions or branches. See “Supervision and Regulation” for additional information on recent regulatory developments to the Community Reinvestment Act.

USA PATRIOT Act. On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) was signed into law. Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Most specific provisions took effect October 1, 2003.

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

The table below presents the regulatory capital ratios of the Great Western banks at June 30, 2005:

Ratio	Great Western Bank, Watertown	Great Western Bank, Omaha	Great Western Bank, Clive	Minimum Required
Tier I capital to average assets	8.68%	8.27%	7.35%	4.00%
Tier I capital to risk-weighted assets	10.56%	8.94%	9.46%	4.00%
Total capital to risk-weighted assets	11.54%	11.13%	10.71%	8.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five regulatory capital categories: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, and a Tier I leverage capital ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a Tier I risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of June 30, 2005, the Great Western banks were well capitalized.

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

Real Estate Lending Evaluations. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Great Western’s banks’ loan policies establish limits on loan-to-value ratios that are equal to or less than those established in such regulations.

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

In their strategic plan, management states that the Company’s goal over the next three years is to achieve profitable growth of 10% each year in asset size and after-tax net earnings, while maintaining safe and sound operations in compliance with all relevant laws and regulations. Great Western will also remain alert to acquisition opportunities, and use its capital to make acquisitions of community banks, charter new institutions and establish new branches.

ITEM 2. PROPERTIES

The offices of Great Western are located in a leased four-story building located at 9290 West Dodge Road, Suite 203, Omaha, Nebraska 68114. Great Western, through its subsidiaries, currently operates 81 banking offices.

At June 30, 2005 Great Western, through its subsidiaries, owned the buildings for 62 of its branch offices and leased the remaining 19 offices. All leased properties are leased from unaffiliated third parties. We believe each of our facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended June 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

There is no established public trading market for any class of common equity of Great Western Bancorporation, Inc. or any of its subsidiaries.

As of September 2, 2005, there were 123,650 shares of common stock issued and outstanding that were held by 23 shareholders of record.

DIVIDENDS

Common stock dividends declared for fiscal year 2005 totaled $916,000, or $7.40 per common share, compared to $820,000 or $6.60 per common share in fiscal year 2004. In 2003, dividends of $751,000, or $6.00 per common share were declared.

Frequency (quarterly) and amount of cash dividends per common share declared were as follows:

	Year ended June 30, 2005
	First	Second	Third	Fourth
Cash dividends declared	$1.85	$1.85	$1.85	$1.85

	Year ended June 30, 2004
	First	Second	Third	Fourth
Cash dividends declared	$1.65	$1.65	$1.65	$1.65

Dividend Restrictions. Dividends paid by Great Western’s banks provide substantially all of the operating and investing cash flow of Great Western. Great Western’s banks are subject to legal limitations on the frequency and amount of dividends that may be paid to Great Western. Under South Dakota and Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year to date combined with its retained net profits for the preceding two years. Under Iowa law, a bank may declare and pay dividends only out of undivided profits and only if not restricted by the principal regulator. The Iowa principal regulator requires that Iowa state banks maintain an adjusted equity capital ratio of not less than 6.5% of adjusted assets plus a fully funded allowance for loan losses unless the principal regulator approves a lower ratio. An Iowa state bank operating below the minimum requirement would be subject to immediate dividend restriction; a request for immediate capital injection and/or a possible cease and desist order. The Nebraska principal regulator requires a total capital-to-asset ratio of 6%, excluding intangibles other than purchased mortgage servicing rights. At least 5.5% must be primary capital, which includes all equity capital accounts plus allowances for loan and lease losses. In addition, either the applicable state banking regulator or the FDIC has the power to prohibit Great Western’s banks from paying dividends if such payments would constitute unsafe or unsound banking practices or cause the bank to be undercapitalized. See Note 16 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Great Western for each of the years in the five-year period ended June 30, 2005. The data set forth below includes the accounts of Great Western Bank, Omaha, Nebraska from March 23, 2001, the effective date of acquisition of that banking subsidiary of Great Western Securities, the accounts of Founders Trust National Bank, Sioux Falls, South Dakota (“Founders”) from March 31, 2001, the date of acquisition of Founders, the accounts of First Western Bank, N.A., Atkinson, Nebraska (“First Western”) and Marquette Bank Nebraska, N.A., O’Neill, Nebraska (“Marquette”) from February 28, 2002, the date of acquisition of First Western and Marquette, the accounts of Peoples Bank, Overland Park, Kansas (“Peoples”) from December 13, 2002, the date of acquisition of Peoples and the accounts of six branches of Bank Midwest, N.A. from February 23, 2004, the date of their acquisition by Great Western Bank, Clive, the accounts of Oakland State Bank, Oakland, Iowa and Security State Bank, Red Oak, Iowa from November 5, 2004, the date of the acquisition of Oak Bancorporation, and the accounts of one branch of UMB Bank, N.A. from June 27, 2005, the date of its acquisition by Great Western Bank, Clive. The completed acquisitions were accounted for under the purchase method of accounting.

The following table should be read in conjunction with the consolidated financial statements of Great Western and the notes thereto appearing elsewhere in this report and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At or for the year ended June 30,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per common share data)
Consolidated statements of income:
Interest income	$145,337	$123,485	$125,070	$127,915	$91,669
Interest expense	49,976	42,063	48,205	60,181	51,825
Net interest income	95,361	81,422	76,865	67,734	39,844
Provision for loan losses	5,092	4,324	4,371	6,067	2,618
Other income	31,221	31,258	31,354	21,897	11,467
Other expenses	74,495	68,360	77,460	62,318	33,831
Income taxes	16,302	14,085	9,839	7,393	4,922
Minority interest in earnings of subsidiaries	652	580	618	636	522
Net income	30,041	25,331	15,931	13,217	9,418

Per common share data:
Basic earnings per share	$237.36	$198.18	$121.61	$98.36	$101.16
Dividends	7.40	6.60	6.00	6.00	18.01
Tangible book value per share(1)	816.41	587.03	523.18	393.63	306.56

(1)	Stockholders’ equity less preferred stock less goodwill and core deposit and other intangibles, divided by period end shares of common stock outstanding.

Consolidated balance sheets:
Assets	$2,739,609		$2,429,909		$2,148,069		$2,012,157		$1,782,122
Loans, net of unearned income(2)	2,129,107		1,854,858		1,621,212		1,496,200		1,303,049
Allowance for loan losses	25,701		22,643		21,251		20,344		18,955
Deposits	2,144,830		1,914,064		1,735,030		1,635,967		1,421,090
Long term notes payable	184,972		140,794		140,175		123,157		116,646
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—		—		58,000		48,000		48,000
Subordinated debentures	87,631		108,862		—		—		—
Nonperforming assets	13,967		16,972		14,667		19,960		21,164
Stockholders’ equity	159,178		139,120		126,374		110,163		96,926

Key ratios:
Net interest margin(3)	4.00%		3.92%		4.06%		4.01%		3.79%
Return on average assets	1.16		1.11		0.76		0.71		0.82
Return on average stockholders’ equity	19.86		19.51		13.45		12.76		14.53
Nonperforming loans to loans, net of unearned income	0.47		0.77		0.77		1.17		1.53
Net loans charged-off to average loans, net of unearned income	0.20		0.17		0.22		0.41		0.27
Dividend payout ratio	3.12		3.33		4.93		6.10		17.80
Allowance for loan losses to loans, net of unearned income	1.21		1.22		1.31		1.36		1.45
Allowance for loan losses to nonperforming loans	259.56		157.86		170.57		116.49		94.85
Tier I risk-based capital	7.16		7.21		6.76		6.21		6.06
Total risk-based capital	11.72		13.20		11.19		10.56		11.17
Tier I leverage ratio	6.10		5.90		5.55		5.00		4.88
Stockholders’ equity to assets	5.81		5.73		5.88		5.47		5.44

Ratio of earnings to fixed charges(4):
Including interest on deposits	1.90	x	1.90	x	1.51	x	1.32	x	1.28	x
Excluding interest on deposits	3.85	x	3.77	x	2.86	x	2.33	x	2.50	x

(2)	Before allowance for loan losses.
(3)	On a tax equivalent basis.
(4)	The ratio of earnings to combined fixed charges and preference security dividends is computed by dividing (x) the sum of income before income taxes and fixed charges by (y) fixed charges and dividends on Great Western’s series 1, 2, 3, 4 and 5 Preferred Securities. Fixed charges consist of interest on borrowings, amortization of debt issuance expense, and implicit interest on leases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of the operations of Great Western. It is intended to explain certain financial information regarding Great Western and should be read in conjunction with the Consolidated Financial Statements, related Notes, and the Five Year Summary of Selected Financial Data included in this report.

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

Provision and allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Great Western has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly or more frequent basis, management reviews the allowance for loan losses to determine if it is adequate. This review and analysis is based on:

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

Intangibles. Intangible assets consist of goodwill, core deposit intangibles, an unidentifiable intangible asset related to a branch acquisition, and client listing and franchise costs. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposit intangibles represent the identifiable intangible value assigned to core deposit basis arising from purchase acquisitions. The unidentifiable intangible asset represents the excess of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution. This unidentifiable asset was reclassified to goodwill on July 1, 2002 in applying Financial Accounting Standards Board (FASB) Statement No.147. Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

Goodwill is tested for impairment at least annually. Other intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset is not recoverable.

MERGERS AND ACQUISITIONS

On June 27, 2005, Great Western Bank, Clive purchased a branch located in Albany, Missouri from UMB Bank, N.A. Deposits and certain assets were assumed by the existing Great Western Bank, Clive branch located in Albany, Missouri. As a result of the acquisition, Great Western expects to enhance its market share. The results of operations of the branch after the date of acquisition are included in the consolidated financial statements. The building acquired from UMB Bank, N.A. was sold to a third party at closing. The amortization period for the core deposit is five years.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

UMB Bank N.A.
Assets acquired:
Loans receivable	$8
Premises and equipment	135
Intangible assets	108

Liabilities assumed:
Deposits	(3,690)
Other liabilities	(14)

Net cash and cash equivalents received	$(3,453)

On July 7, 2004, Great Western Bancorporation, Inc. entered into a contract to acquire all of the common voting and nonvoting stock of Oak Bancorporation and its subsidiaries. Oak Bancorporation owned 100% of Oakland State Bank, Oakland, Iowa, and Security State Bank, Red Oak, Iowa. The purchase closed on November 5, 2004. Oak Bancorporation was merged into Great Western Bancorporation, Inc., Oakland State Bank was merged into Great Western Bank, Omaha, and Security State Bank was merged into Great Western Bank, Clive on the date of closing. As a result of the acquisition, Great Western expects the acquisition will enhance its operating market and reduce costs through economies of scale. The results of operations of Oak Bancorporation after the date of acquisition are included in the consolidated financial statements.

The final purchase price is contingent upon the actual collection of certain classified loans and the settlement of any liabilities not disclosed on the books of Oak Bancorporation at closing. The final purchase price will be determined on November 5, 2005. The amount of goodwill recognized for the purchase of Oak Bancorporation may be adjusted based upon the final purchase price. The results of operations of Oak Bancorporation after the date of acquisition are included in the consolidated financial statements. The average amortization period for the core deposit and other intangible assets is five years.

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the date of acquisition is as follows:

Oak Bancorporation
Assets acquired:
Certificate of deposit	$140
Securities	13,972
Loans, net	53,555
Other assets	2,030
Premises and equipment	1,444
Goodwill	1,747
Intangible assets	1,241

Liabilities assumed:
Deposits	(76,686)
Notes payable	(2,386)
Other liabilities	(154)

Net cash and cash equivalents received	$(5,097)

On June 28, 2004, Great Western Bank, Omaha, entered into an agreement to merge with Farmers Bank of Portageville, Missouri, a subsidiary of First State Bancorp, Inc. The closing date was December 9, 2004. Pursuant to the terms of the agreement to merge, Great Western Bank, Omaha retained the Federal Home Loan Bank Stock and the banking charter of Farmers Bank of Portageville. All other assets and liabilities were assumed by a third party. As a result of the acquisition, Great Western Bank, Omaha is authorized to operate a banking business in the State of Missouri.

A summary of the fair value of net assets acquired and net cash paid (in thousands) on the date of acquisition is as follows:

Farmers Bank of Portageville
Assets acquired:
Securities	$63
Intangible assets	268

Net cash paid	$331

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

SUBSEQUENT EVENT

On July 31, 2005, Great Western Bank, Omaha sold $14,155,000 in mortgage servicing rights to an unrelated third party. The unpaid principal balance of loans serviced was $1,017,422,000 and custodial escrow balances were $7,599,000. The final loss on the sale will be determined on November 1, 2005 and is dependent on the prepayment of the loans serviced. The estimated loss on the sale is not expected to be material.

RESULTS OF OPERATIONS

GENERAL

Net income for the year ended June 30, 2005 was $30,041,000, an increase of $4,710,000 when compared to net income of $25,331,000 for the year ended June 30, 2004. The increase in net income was primarily a result of increase of net interest income after provision for loan losses of $13,171,000 offset by a $6,135,000 increase in non-interest expense and a $2,217,000 increase in the provision for income taxes. Net income for the year ended June 30, 2004 was $25,331,000, an increase of $9,400,000 when compared to net income of $15,931,000 for the year ended June 30, 2003. The increase in net income was a result of net interest income after provision for loan losses increasing $4,604,000, a decrease in non-interest expense of $9,100,000, offset by an increase in the provision for income taxes of $4,246,000. The decrease in non-interest expense was primarily due to the decreased expense of amortization of mortgage servicing rights, which includes a partial recovery of the mortgage servicing rights valuation allowance, of $13,735,000 offset by a $2,237,000 increase in salary and benefits.

Great Western’s return on average assets was 1.16% for the year ended June 30, 2005 compared to 1.11% for the year ended June 30, 2004. This increase is due to fiscal net income increasing 18.59% compared to a 14.46% increase in average assets. Great Western’s return on average assets was 1.11% for the year ended June 30, 2004 compared to 0.76% for the year ended June 30, 2003. This increase is due to fiscal net income increasing 59.00% compared to an 8.26% increase in average assets.

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

The following table presents the average balances of Great Western for each of the last three fiscal years and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, assuming a 35% tax rate for years ended June 30, 2005, 2004 and 2003, and the average rates earned or paid on each major category. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

	Year Ended June 30,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees(1)(2)	$1,993,049	$130,245	6.53%	$1,718,450	$110,641	6.44%	$1,550,457	$109,877	7.09%
Investment securities:
Taxable	356,895	13,106	3.67%	306,466	10,835	3.54%	266,329	12,657	4.75%
Tax exempt (tax equivalent)	39,815	2,363	5.94%	33,359	2,542	5.95%	42,338	2,788	6.58%
Federal funds sold and other	14,327	265	1.85%	28,902	277	0.96%	57,083	724	1.27%
Subordinated debentures	2,709	185	6.83%	815	80	9.82%	—	—	—

Total interest-earning assets	$2,406,796	$146,164	6.07%	$2,087,992	$124,375	5.96%	$1,916,207	$126,046	6.58%

Interest-bearing liabilities:
Demand, savings and money market deposits	$794,710	$7,032	0.88%	$676,786	$4,641	0.69%	$601,694	$6,318	1.05%
Time deposits	990,492	27,862	2.81%	870,107	24,387	2.80%	850,483	29,475	3.47%

Total interest-bearing deposits	1,785,202	34,894	1.95%	1,546,893	29,028	1.88%	1,425,177	35,793	2.46%

(1)	The data includes the accounts of the branch of UMB Bank, N.A. from June 27, 2005, the date of acquisition, the accounts of Oak Bancorporation, Inc from November 5, 2004, the date of acquisition, the accounts of Bank Midwest, N.A. from February 23, 2004, the date of acquisition, and the accounts of Peoples Bank from December 28, 2002, the date of acquisition. The acquisitions were accounted for under the purchase method of accounting.
(2)	Nonaccrual loans are included in the Average Balance columns and income recognized on these loans, if any, is included in the Interest Income/Expense columns.

Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	251,820	6,633	2.63%	205,799	5,028	2.44%	130,850	4,947	3.78%
Notes payable	37,195	2,287	6.15%	40,638	1,969	4.85%	46,200	2,397	5.19%
Company obligated mandatorily redeemable preferred securities	—	—	—	29,224	2,602	8.90%	55,500	5,068	9.13%
Subordinated debentures	90,259	6,162	6.83%	46,220	3,436	6.83%	—	—	—

Total interest-bearing liabilities	$2,164,476	$49,976	2.31%	$1,868,774	$42,063	2.25%	$1,684,727	$48,205	2.86%

Net interest income		$96,188			$82,312			$77,841

Interest rate spread(3)			3.76%			3.68%			3.72%
Net interest margin(4)			4.00%			3.92%			4.06%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.01%			89.10%			87.92%

Net interest income, on a tax-equivalent basis, was $96,188,000 for the year ended June 30, 2005, an increase of $13,876,000 from $82,312,000 in 2004. This increase resulted from an increase of $318,804,000 in average interest-earning assets to $2,406,796,000 for the year ended June 30, 2005, from $2,087,992,000 in 2004. The majority of the asset growth occurred in the loans and securities portfolios, both from acquisitions and internal growth. Average loans increased $274,599,000 to $1,993,049,000 for the year ended June 30, 2005, from $1,718,450,000 in 2004.

Interest expense increased $7,913,000 to $49,976,000 for the year ended June 30, 2005, from $42,063,000 in 2004. The cost of average interest-bearing liabilities for the year ended June 30, 2005, was 2.31% compared to 2.25% in 2004. When combined with average noninterest-bearing deposits, the cost of funds was 2.05% for the year ended June 30, 2005, compared to 1.98% in 2004. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $251,820,000 in 2005, an increase of $46,021,000 from $205,799,000 in 2004.

As a result of these factors, net interest margin, on a tax-equivalent basis, increased to 4.00% for the year ended June 30, 2005, from 3.92% for the year ended June 30, 2004.

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

Interest expense decreased $6,142,000 to $42,063,000 for the year ended June 30, 2004, from $48,205,000 in 2003. The cost of average interest-bearing liabilities for the year ended June 30, 2004, was 2.25% compared to 2.86% in 2003. When combined with average noninterest-bearing deposits, the cost of funds was 1.98% for the year ended June 30, 2004, compared to 2.51% in 2003. The average balance of Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to $205,799,000 in 2004, an increase of $74,949,000 from $130,850,000 in 2003.

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

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Changes In:			Increase (Decrease) Due to Changes In:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$17,922	$1,682	$19,604	$11,315	$(10,551)	$764
Investment securities:
Taxable	1,839	432	2,271	1,726	(3,548)	(1,822)
Tax exempt (tax equivalent)	(172)	(7)	(179)	(645)	399	(246)
Common securities	105	—	105	80	—	80
Federal funds sold and other	(186)	174	(12)	(299)	(148)	(447)

Total interest income	19,508	2,281	21,789	12,177	(13,848)	(1,671)

Interest-bearing liabilities:
Demand, savings and money market deposits	897	1,494	2,391	716	(2,393)	(1,677)
Time deposits	3,386	89	3,475	666	(5,754)	(5,088)

Total interest-bearing deposit expense	4,283	1,583	5,866	1,382	(8,147)	(6,765)
Federal Home Loan Bank borrowings, federal funds purchased and securities sold under agreements to repurchase	1,189	416	1,605	2,214	(2,133)	81
Notes payable	(178)	496	318	(277)	(151)	(428)
Company obligated mandatorily redeemable preferred securities	—	—	—	(577)	(1,889)	(2,466)
Subordinated debentures	1,139	(1,015)	124	3,436	—	3,436

Total interest expense	6,433	1,480	7,913	6,178	(12,320)	(6,142)

Increase (decrease) in net interest income	$13,075	$801	$13,876	$5,999	$(1,528)	$4,471

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

The provision for loan losses for the year ended June 30, 2005, was $5,092,000 compared to $4,324,000 for the year ended June 30, 2004. This represents an increase of $768,000, or 17.76%. The increase is due to an increase in net charge-offs, the growth in the loan portfolio, and management’s assessment of risk in the loan portfolio. The provision for loan losses for the year ended June 30, 2004, was $4,324,000 compared to $4,371,000 for the year ended June 30, 2003. This represents a decrease of $47,000, or 1.08%. This decrease is due to a decline in charge offs, an increase in recoveries; and management’s assessment of risk in the loan portfolio resulting in a slight increase in the loan loss reserve. See “ Non-performing Loans” and “ Allowance for Loan Losses” for additional information.

OTHER INCOME

The following table presents Great Western’s other income for the indicated periods.

	Year Ended June 30,
	2005	2004	2003
	(dollars in thousands)
Service charges and other fees	$17,939	$14,541	$13,080
Net gains from sale of loans	3,765	5,902	6,770
Loan servicing fees	4,128	3,451	3,404
Gain (loss) on securities, net	(371)	1,255	1,862
Trust department income	2,157	2,109	1,684
Net gain from sale of other real estate owned and other assets	76	296	1,206
Other income	3,527	3,704	3,348

Total other income	$31,221	$31,258	$31,354

During the year ended June 30, 2005, total other income decreased to $31,221,000 from $31,258,000 for the year ended June 30, 2004, due primarily to the decrease in net gains from sale of loans and net gain on securities, offset by the increase in service charges and other fees.

Net gains from the sale of loans decreased as a result of the decrease in the loans originated for resale. The net gain from sale of loans decreased $2,137,000 or 36.21%. Loans originated for resale during the year ended June 30, 2005 were $217,796,000, compared to $343,426,000 during the year ended June 30, 2004. Loans originated for resale decreased $125,630,000 or 36.58%

Service charges and other fees increased to $17,939,000 during the year ended June 30, 2005 from $14,541,000 during the year ended June 30, 2004. The $3,398,000 or 23.37% increase is a result of the increase in overdraft and non-sufficient fund charges. The increase in overdraft and non-sufficient fund charges is a function of the increased number of demand deposit accounts and the introduction of new demand deposit products during the year ended June 30, 2005.

During the year ended June 30, 2004, total other income decreased to $31,258,000 from $31,354,000 for the year ended June 30, 2003, due primarily to the decrease in net gains from sale of loans, net gain on securities and net gains from sale of other real estate owned and other assets, offset by an increase in service charges and other fees. Net gains from the sale of loans decreased due to the increase in long-term mortgage rates.

Great Western Bank, Omaha is the only Great Western bank that services mortgage loans, pursuant to purchased and retained mortgage servicing rights. See “Subsequent Event” for additional information.

OTHER EXPENSES

The following table presents Great Western’s other expenses for the indicated periods.

	Year Ended June 30,
	2005	2004	2003
	(dollars in thousands)
Salaries and employee benefits	$39,465	$35,560	$33,323
Occupancy expense, net	5,315	4,478	4,227
Amortization and valuation adjustment for mortgage servicing rights	2,706	1,623	15,358
Data processing	4,286	3,705	3,676
Equipment expenses	3,362	2,977	2,757
Advertising	4,958	4,667	3,743
Communication expenses	2,495	2,191	2,042
Professional fees	3,301	4,092	3,165
Amortization of core deposit intangible and other intangibles	1,628	1,595	1,901
Other expenses	6,979	7,472	7,268

Total other expenses	$74,495	$68,360	$77,460

Total other expenses increased $6,135,000 or 8.97%, to $74,495,000 during the year ended June 30, 2005, from $68,360,000 for the year ended June 30, 2004. This increase was primarily the result of an increase in salaries and employee benefits, occupancy expenses, and the amortization and valuation adjustment of mortgage servicing rights acquired. Total other expenses decreased $9,100,000 or 11.75%, to $68,360,000 during the year ended June 30, 2004, from $77,460,000 for the year ended June 30, 2003. This decrease was primarily the result of a decrease in amortization and valuation adjustment of mortgage servicing rights acquired offset by an increase in salaries and employee benefits.

Salaries and employee benefits rose $3,905,000 or 10.98%, to $39,465,000 for the year ended June 30, 2005, from $35,560,000 for the corresponding period of 2004. Contributing to the increase in salaries and employee benefits were staffing increases due to acquisitions and internal growth. The approximate number of full time employees at June 30, 2005 was 883 compared to 793 at June 30, 2004, an increase of 90 full time employees or 11.35%. Salaries and employee benefits rose $2,237,000 or 6.71%, to $35,560,000 for the year ended June 30, 2004, from $33,323,000 for the corresponding period of 2003. Contributing to the increase in salaries and employee benefits were staffing increases due to acquisitions and internal growth.

Net occupancy expense increased $837,000, or 18.69%, to $5,315,000 for the year ended June 30, 2005, from $4,478,000 for the year ended June 30, 2004. Net occupancy costs increased due to acquisitions and internal growth. The number of banking offices at June 30, 2005 was 81 compared to 71 at June 30, 2004. Net occupancy expense increased $251,000, or 5.94%, to $4,478,000 for the year ended June 30, 2004, from $4,227,000 for the year ended June 30, 2003. Net occupancy costs increased due to acquisitions and internal growth.

Amortization and valuation adjustments of mortgage servicing rights increased $1,083,000, to $2,706,000 for the year ended June 30, 2005, from $1,623,000 for the previous year. Mortgage servicing rights amortization of $2,706,000 includes the recognition of a valuation allowance recovery due to a change in the estimated future prepayment rates of the servicing portfolio. A valuation allowance recovery of ($976,000) was recognized during the year ended June 30, 2005. Amortization and valuation adjustments of mortgage servicing rights decreased $13,735,000, to $1,623,000 for the year ended June 30, 2004, from $15,358,000 the previous year. Mortgage servicing rights amortization of $1,623,000 includes the recognition of a valuation allowance recovery due to a change in the estimated future prepayment rates of the servicing portfolio, caused by an increasing interest rate environment during the twelve months ended June 30, 2004. A valuation allowance recovery of ($4,818,000) was recognized in the fiscal year ended June 30, 2004. Great Western Bank, Omaha is currently the only Great Western bank that services mortgage loans pursuant to purchased or retained mortgage servicing rights. Great Western Bank, Omaha sold $14,155,000 in mortgage servicing rights on July 31, 2005 to an unrelated third party. See “Subsequent Event” for additional information.

Data processing costs increased $581,000 or 15.68% to $4,286,000 for the year ended June 30, 2005, from $3,705,000 during the year ended June 30, 2004. The increase in data processing costs year over year was a result of the increased number of banking locations and the dollar volume of loan and deposit accounts maintained on Great Western’s core banking applications. Data processing costs increased $29,000, or 0.79% to $3,705,000 for the year ended June 30, 2004, from $3,676,000 during the year ended June 30, 2003. The increase was due to acquisitions and internal growth.

Equipment costs increased $385,000, or 12.93% to $3,362,000 for the year ended June 30, 2005, from $2,977,000 during the year ended June 30, 2004. The increase in equipment costs year over year was a result of the increased number of banking locations. Equipment costs increased $20,000, or 7.98% to $2,977,000 for the year ended June 30, 2004, from $2,757,000 during the year ended June 30, 2003. The increase was due to acquisitions and internal growth.

Advertising costs increased to $4,958,000, an increase of $291,000 or 6.24% for the year ended June 30, 2005, from $4,667,000 during the year ended June 30, 2004. The increase in advertising costs was a result of the promotion of new banking locations as Great Western expanded its presence in southern Iowa, northern Missouri, and northeastern Kansas. See “Mergers and Acquisitions” for additional information. Advertising costs increased to $4,667,000, an increase of $924,000 or 24.69% for the year ended June 30, 2004, from $3,743,000 during the year ended June 30, 2003. The increase was due to internal growth and an increase in bank advertising.

Communication expenses increased $304,000, or 13.87%, to $2,495,000 for the year ended June 30, 2005, from $2,191,000 for the year ended June 30, 2004. The increase in communication expenses year over year was a result of the increased number of banking locations. Communication expenses increased $149,000, or 7.30%, to $2,191,000 for the year ended June 30, 2004, from $2,042,000 for the year ended June 30, 2003. Communication expenses increased for this period due to Great Western’s growth and acquisitions.

Amortization of core deposit intangible and other intangibles was $1,628,000 for the year ended June 30, 2005 compared to $1,595,000 for the year ended June 30, 2004, and $1,901,000 for the year ended June 30, 2003. The decrease in the amortization expense in the years ended June 30, 2005 and June 30, 2004 as compared to the year ended June 30, 2003 was due primarily to a decrease in the amortization of the core deposit intangible asset from the acquisition of Great Western Bank, Omaha. This core deposit intangible is being amortized on an accelerated method over 5 years. The increase in the amortization expense from the year ended June 30, 2005 as compared to June 30, 2004 was a result of amortizable intangible assets recorded as part of the mergers and acquisitions completed during the year ended June 30, 2005. See “Mergers and Acquisitions” for additional information.

Professional fees decreased $791,000, or 19.33%, to $3,301,000 for the year ended June 30, 2005, from $4,092,000 for the year ended June 30, 2004. Professional fees increased $927,000, or 29.29%, to $4,092,000 for the year ended June 30, 2004, from $3,165,000 for the year ended June 30, 2003. Certain capitalized debt issuance costs associated with issuance of GWB Capital Trust I were expensed in June of 2004 causing the fluctuation in professional fees. The amount of the debt issuance costs expensed was $933,000.

Other operating expenses include, among many other items, armored car, supplies, correspondent bank service charges, travel and entertainment, dues and subscriptions, and certain expenses associated with other real estate owned. These expenses decreased $493,000, or 6.60%, to $6,979,000 for the year ended June 30, 2005, from $7,472,000 for the year ended June 30, 2004. The decrease was a result of a $444,000 decrease in certain expenses associated with other real estate owned during the year ended June 30, 2005 as compared to June 30, 2004. Other operating expenses increased $204,000, or 2.81%, to $7,472,000 for the year ended June 30, 2004, from $7,268,000 for the year ended June 30, 2003. Other operating expenses increased for this period due to Great Western’s growth and acquisitions.

FEDERAL INCOME TAX

Great Western’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $2,217,000 to $16,302,000 for the year ended June 30, 2005, from $14,085,000 for the year ended June 30, 2004, reflecting the increase of income before taxes for the period. The provision for income taxes increased by $4,246,000 to $14,085,000 for the year ended June 30, 2004, from $9,839,000 for the year ended June 30, 2003, reflecting the increase of income before taxes for the period.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF No. 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This Issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

In September 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF No. 03-1 was not delayed.

In June of 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed EITF No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1” as final. EITF No. 03-1-a supercedes EITF No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon a Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final guidance (retitled SFAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1. SFAS No. 115-1 will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. SFAS No. 115-1 is effective for periods beginning after September 15, 2005.

The American Institute of Certified Public Accountants issued Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP No. 03-3). SOP No. 03-3 prohibits the “carrying over” or creation of valuation allowances in the initial accounting of certain loans acquired in a transfer. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination that fall within the scope of the SOP. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.

In May 2005, Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement

No. 3” (“SFAS No. 154”), was issued. This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB No. 20”), and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans, net of unearned fees, increased $274,249,000, or 14.79% to $2,129,107,000 at June 30 2005, from $1,854,858,000 at June 30, 2004. The increase was due to acquisitions and internal growth. Total loans, net of unearned fees, acquired during the year ended June 30, 2005 were $55,589,000. Total loans, net of unearned fees, increased $233,646,000, or 14.41%, to $1,854,858,000 at June 30, 2004, from $1,621,212,000 at June 30, 2003. The increase was due to acquisitions and internal growth.

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

The following tables present Great Western’s loan balances at the dates indicated categorized by loan type:

	June 30, 2005		June 30, 2004		June 30, 2003
	(dollars in thousands)
Loans to individuals	$228,581	10.87%	$204,510	11.16%	$190,579	11.91%

Real estate loans	163,431	7.77	169,559	9.25	194,367	12.15
Commercial and agricultural	1,737,684	82.61	1,480,893	80.83	1,235,406	77.22

Other loans	2,141	0.10	2,286	0.12	2,576	0.16

Total face amount of loans	2,131,837	101.35	1,857,248	101.36	1,622,928	101.44
Unearned loan Fees	(2,730)	(0.13)	(2,390)	(0.13)	(1,716)	(0.11)

Loans	2,129,107	101.22	1,854,858	101.23	1,621,212	101.33
Less allowance for loan losses	(25,701)	(1.22)	(22,643)	(1.23)	(21,251)	(1.33)

Net Loans	$2,103,406	100.00%	$1,832,215	100.00%	$1,599,961	100.00%

	June 30, 2002		June 30, 2001
Loans to individuals	$199,896	13.55%	$215,071	16.75%
Real estate loans	164,812	11.17	172,786	13.46
Commercial and agricultural	1,126,417	76.32	912,611	71.07
Other loans	6,241	0.42	3,242	0.25

Total face amount of loans	1,497,366	101.46	1,303,710	101.53
Unearned loan fees	(1,166)	(0.08)	(661)	(0.05)

Loans	1,496,200	101.38	1,303,049	101.48%
Less allowance for loan losses	(20,344)	(1.38)	(18,955)	(1.48)

Net loans	$1,475,856	100.00%	$1,284,094	100.00%

Great Western’s primary category of loans, commercial and agricultural loans, constituted over three-fourths of loans as of June 30, 2005. At June 30, 2005, agricultural loans totaled $222,389,000. Of this amount, $105,030,000 comprised loans secured by agricultural real estate, and $117,359,000 comprised loans secured by agricultural operating assets. At June 30, 2004, agricultural loans totaled $201,573,000. Of this amount, $89,080,000 comprised loans secured by agricultural real estate, and $112,493,000 comprised loans secured by agricultural operating assets.

Commercial and agricultural loans were $1,737,684,000 as of June 30, 2005, an increase of $256,791,000 over the $1,480,893,000 balance as of June 30, 2004. This increase is due to acquisitions and internal growth. Commercial and agricultural loans were $1,480,893,000 as of June 30, 2004, an increase of $245,487,000 over the $1,235,406,000 balance as of June 30, 2003. This increase is due to acquisitions and internal growth.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, or loans secured by similar collateral, that would cause them to be similarly impacted by economic or other conditions. Great Western had loans secured by real estate amounting to $1,159,839,000 as of June 30, 2005, an increase of $100,952,000 over the $1,058,887,000 balance as of June 30, 2004. Other than loans secured by real estate and the loan categories set forth in the above table, Great Western had no concentrations of loans at June 30, 2005. Great Western did not have loans outstanding to foreign countries or borrowers headquartered in foreign countries at June 30, 2005.

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

Although the risk of non-payment exists for a variety of reasons relating to all loans, other more specific risks are associated with each type of loan. Risks associated with real estate mortgage loans include the borrower’s inability to pay and deterioration in value of real estate held as collateral. Several risks are present in construction loans, including economic conditions in the building industry, fluctuating land values, failure of the contractor to complete work and the borrower’s inability to repay. As of June 30, 2005, construction loans were $326,391,000 or 15.31% of total loans, an increase of $138,339,000 over the $188,052,000 or 73.56% of the total loan balance as of June 30, 2004. Risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of local economic factors as well as prices received for products and services. Loans to individuals face the risk of a borrower’s unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower. Management believes that risk levels associated with the various types of loans are dependent upon the existence of the risks at any particular time, for example, economic conditions in the building industry.

LOAN MATURITIES

The following tables present, at June 30, 2005, and June 30, 2004, loans, net of unearned fees, by maturity in each major category of Great Western’s portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Great Western’s management evaluates loan renewals in the same manner as new credit applications. If loans are not repaid upon maturity, these loans are subject to the same credit evaluation and other underwriting criteria as new loan applications, and are subject to new terms and conditions as deemed appropriate by Great Western’s lending personnel.

		At June 30, 2005
		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$91,350	$98,736	$5,392	$33,528	$86	$229,092
Real estate loans	69,272	27,337	48,759	15,907	1,943	163,218
Commercial and agricultural	925,476	490,482	276,088	32,729	9,881	1,734,656
Other loans	1,985	156	—	—	—	2,141

Total loans	$1,088,083	$616,711	$330,239	$82,164	$11,910	$2,129,107

		At June 30, 2004
		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Loans to individuals	$79,185	$99,677	$3,509	$22,704	$—	$205,075
Real estate loans	65,165	22,261	58,635	20,390	2,965	169,416
Commercial and agricultural	795,936	422,072	223,084	36,521	663	1,478,276
Other loans	1,795	219	—	—	77	2,091

Total loans	$942,081	$544,229	$285,228	$79,615	$3,705	$1,854,858

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

In addition to the internally classified loans, each subsidiary bank has a “watch list” of loans that further assists monitoring of its loan portfolios. A loan is included on the watch list if it demonstrates one or more deficiencies requiring attention in the near term. Such loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have elements of weakness as compared with those of a satisfactory credit. Management of the subsidiary banks reviews these loans to assist in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the watch list at June 30, 2005 were current and paying in accordance with loan terms.

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

The following table lists nonaccrual, over 90 days past due and restructured loans, other real estate and other repossessed assets at June 30, 2005, and for each of the prior four years.

	At June 30
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonaccrual loans	$7,736	$13,242	$9,561	$11,592	$4,703
Accruing loans past due 90 days or more	1,991	154	2,130	1,895	1,772
Restructured loans	175	955	768	3,977	13,510

Total non-performing loans	9,902	14,351	12,459	17,464	19,985
Other real estate and other repossessed assets	4,065	2,628	2,208	2,496	1,179

Total non-performing assets	$13,967	$16,979	$14,667	$19,960	$21,164

Ratio of total nonperforming loans to loans, net of unearned fees	0.47%	0.77%	0.77%	1.17%	1.53%
Ratio of total non-performing assets to total loans plus other real estate and other repossessed assets	0.65	0.91	0.90	1.33	1.62
Ratio of non-performing assets to total assets	0.51	0.70	0.68	0.99	1.19

Nonaccrual loans were $7,736,000 as of June 30, 2005, a decrease of $5,506,000 over $13,242,000 as of June 20, 2004. The decrease was primarily a result of two large loans being reclassified to other real estate owned and then sold, and two other large loans being restored to accrual status as the creditor paid the delinquent principal and interest balances due.

Nonaccrual loans were $13,242,000 as of June 30, 2004, an increase of $3,681,000 over the balance of $9,561,000 as of June 30, 2003. This increase was primarily due to four real estate development loans totaling approximately $2,600,000 being placed on non-accrual.

Accruing loans past due over 90 days were $1,991,000 and $154,000 at June 30, 2005 and 2004, respectively. The increase was primarily the result of adding a $1,600,000 loan during the year ended June 30, 2005. Accruing loans past due over 90 days were $154,000 and $2,130,000 at June 30, 2004 and June 30, 2003, respectively. A $2,000,000 loan was added In March 2003 and paid current soon after being added. The balance of the decrease can be attributed to working down the balances on the loan. As a rule, loans that are in the 90-day still accruing category are well secured and Great Western believes that they will collect all payments due.

Restructured loans were $175,000 and $955,000 at June 30, 2005 and 2004, respectively. The decrease was a result of payoff or pay down of such loans during the year ended June 30, 2005. Restructured loans were $955,000 and $768,000 at June 30, 2004 and 2003, respectively.

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

Great Western’s subsidiary banks attempt to convert nonperforming loans into interest-earning assets either through liquidation of the collateral securing the loan or through intensified collection efforts. Foreclosures on defaulted loans result in Great Western acquiring other real estate and other repossessed assets. Accordingly, Great Western incurs expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets.

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

The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. Great Western’s allowance was $25,701,000 or 1.21% of loans, net of unearned fees, at June 30, 2005 compared to $22,643,000 or 1.22% of loans, net of unearned fees, at June 30, 2004, and $21,251,000 or 1.31% of loans, net of unearned fees, at June 30, 2003. The increase in the total allowance is primarily due to growth in the loan portfolio.

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

Net loans charged off for the year ended June 30, 2005 was $4,060,000 compared with $2,932,000 during the year ended June 30, 2004. The percentage of net loans charged off to average loans, net of unearned income was .20% for the year ended June 30, 2005 and .17% for the year ended June 30, 2004. The charge off of two large loans, with a principal balance of $1,817,000, during the year ended June 30, 2005 contributed to the slight increase in the ratio of net loans charged off to average loans, net of unearned income. Net loans charged off for the year ended June 30, 2004 was $2,932,000 compared to $3,464,000 during the year ended June 30, 2003.

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

The allowance for loan losses is based upon estimates, and actual charge-offs may vary significantly from the estimated amounts. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly or more frequent basis, adjustments are made to specific and inherent loss estimates based upon the most recent information available.

The following table presents the provisions, loans charged off and recoveries of loans previously charged off, the amount of the allowance, average loans outstanding and certain pertinent ratios for the year ended June 30, 2005, and for each of the prior four years.

	At June 30,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Average loans outstanding(1)	$1,993,049	$1,718,450	$1,550,457	$1,368,931	$844,280

Total loans at end of period(1)	$2,129,107	$1,854,858	$1,621,212	$1,496,200	$1,303,049

Allowance at beginning of period	$22,643	$21,251	$20,344	$18,955	$8,197
Loans charged off:
Loans to individuals	1,025	842	858	1,197	828
Real estate loans	115	75	292	288	402
Commercial and agricultural	3,508	2,657	2,729	5,046	899
Other loans	100	31	181	(80)	498

Total charge-offs	4,748	3,605	4,060	6,451	2,627

Recoveries of loans previously charged off:
Loans to individuals	236	307	221	190	223
Real estate loans	11	17	116	104	12
Commercial and agricultural	412	341	233	446	72
Other loans	29	8	26	34	24

Total recoveries	688	673	596	774	331

Net loans charged off	4,060	2,932	3,464	5,677	2,296
Provision for loan losses	5,092	4,324	4,371	6,067	2,618
Business acquisition(2)	2,026	—	—	999	10,436

Allowance at end of period	$25,701	$22,643	$21,251	$20,344	$18,955

Net loans charged off to average loans, net unearned income	0.20%	0.17%	0.22%	0.41%	0.27%
Allowance for loan losses to loans, net unearned income	1.21%	1.22%	1.31%	1.36%	1.45%

Management and the boards of directors of the subsidiary banks make credit and loan decisions in conformity with loan policies established by their boards of directors. The subsidiary banks’ practices are to charge off any loan or portion of a loan when the loan

(1)	Net of unearned fees.
(2)	The allowance for loan losses includes the allowance of $649,000 related to the acquisition of Security State Bank for its merger into Great Western Bank, Clive, the allowance of $1,377,000 related to the acquisition of Oakland State Bank for its merger with Great Western Bank, Omaha, the allowance of $999,000 related to the acquisition of First Western and Marquette banks (collectively) for their merger into Great Western Bank, Watertown, the allowance related to Iowa State Bank, Hamburg, Iowa and United National Bank, Sidney, Iowa (collectively) for their merger into Great Western Bank, Clive of $2,153,000, the allowance related to Founders Trust National Bank, Sioux Falls, South Dakota for its merger into Great Western Bank, Watertown of $304,000, and the allowance related to the acquisition of Great Western Bank, Omaha, Nebraska of $7,979,000. See “Non-performing Loans” for additional information.

is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners or for other reasons. Great Western charged off $4,748,000 during the year ended June 30, 2005 and $3,605,000 for June 30, 2004. Recoveries during fiscal year 2005 were $688,000 when compared to $673,000 for fiscal year June 30, 2004. See “Non-Performing Loans” for additional information.

The following table shows the allocations in the allowance and the respective percentages of each loan category to total loans at June 30, 2005, and at year-end for each of the prior four years. Portions of the allowance have been allocated to categories based on an analysis of the status of particular loans and homogenous pools of loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

	At June 30, 2005		At June 30, 2004		At June 30, 2003
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$1,851	10.76%	$1,399	11.06%	$2,003	11.74%
Real estate loans	1,842	7.67	1,958	9.13	2,109	11.98
Commercial and agricultural	21,957	81.47	19,234	79.70	16,481	76.12
Other loans	51	0.10	52	0.11	658	0.16

Total allowance for loan losses	$25,701	100.00%	$22,643	100.00%	$21,251	100.00%

	At June 30, 2002		At June 30, 2001
	Amount of Allowance	Percent of Loans by Category to Loans	Amount of Allowance	Percent of Loans by Category to Loans
	(dollars in thousands)
Loans to individuals	$2,401	13.35%	$4,023	16.50%
Real estate loans	1,999	11.05	1,719	13.25
Commercial and agricultural	15,554	75.17	13,034	70.00
Other loans	390	0.43	179	0.25

Total allowance for loan losses	$20,344	100.00%	$18,955	100.00%

SECURITIES

Securities, all of which are classified as available-for-sale, increased $19,218,000, or 5.27%, to $384,065,000 at June 30, 2005, from $364,847,000 at June 30, 2004. The increase primarily resulted from the acquisition of $13,972,000 in securities from Oak Bancorporation. Securities increased $51,711,000 or 16.51%, to $364,847,000 at June 30, 2004, from $313,136,000 at June 30, 2003. The increase was due to internal growth and acquisitions.

The board of directors of each subsidiary bank reviews all securities transactions at each board meeting and the securities portfolio periodically. For obligations of U.S. Government agencies and corporation, state, county, municipal and other securities, Great Western’s investment policy allows for the purchase of securities with maturities in excess of ten years. As of June 30, 2005, 95.97% of Great Western’s securities with defined maturities mature in less than ten years. Mortgage-backed securities are deemed not to have defined maturities for purposes of this analysis.

As of June 30, 2005, 77.83% of Great Western’s investment portfolio had defined maturities. The investment portfolio with defined maturities was concentrated in the following categories: obligations of the U.S. Treasury, U.S. government agencies, corporations, state and local political subdivisions totaled $293,358,000, or 76.38% of the portfolio and corporate debt totaled $5,556,000, or 1.45% of the portfolio. Mortgage-backed securities totaled $70,371,000 or 18.32% of Great Western’s investment portfolio. The remaining $14,780,000 or 3.85% of Great Western’s investment portfolio is in equity securities, which primarily is stock in the Federal Home Loan Banks of Des Moines and Topeka totaling $12,243,000 as of June 30, 2005.

Certain of Great Western’s securities are pledged to secure public and trust fund deposits and for other purposes required or permitted by law. At June 30, 2005 the face value of U.S. Government and other securities so pledged amounted to $271,094,000, or 70.59% of the total securities portfolio.

The following table provides the maturity distribution and weighted average interest rates of Great Western’s securities portfolio at June 30, 2005. The yield has been computed by dividing the forward annualized income stream on the securities, plus or minus the anticipated amortization of premium or accretion of discount, by the book value of the securities. The book value of available-for-sale securities is their fair value. All securities are classified as available-for-sale. The restatement of the yields on tax-exempt securities to a fully taxable-equivalent basis has been computed assuming a tax rate of 35%. The equity securities are primarily composed of stock in the Federal Home Loan Banks of Des Moines and Topeka. The yield is set quarterly by each Federal Home Loan Bank’s board of directors. For the quarter ended June 30, 2005, the yields were 3.88% and 4.76% at Federal Home Loan Banks of Des Moines and Topeka, respectively.

	At June 30, 2005
Type and Maturity	Principal Amount	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities:
Within one year	$1,000	$1,004	$1,005	3.00%
After one but within five years	18,000	18,096	17,488	2.52
After five but within 10 years	5,000	5,057	4,902	3.46

Total U.S. Treasury securities	24,000	24,157	23,395	2.74

Obligations of other U.S. Government agencies and corporations:
Within one year	10,500	10,505	10,548	3.91
After one but within five years	210,900	210,464	207,708	3.61
After five but within ten years	3,700	3,689	3,703	4.70
After ten years	6,750	6,734	6,585	4.28

Total obligations of U.S. Government agencies and corporations	231,850	231,392	228,544	3.66

Obligations of states and political subdivisions:
Within one year	4,004	4,019	4,016	4.00
After one but within five years	17,928	18,054	18,263	5.61
After five but within ten years	13,688	13,744	14,168	6.76
After ten years	4,970	5,010	4,972	5.91

Total obligations of states and political subdivisions	40,590	40,827	41,419	5.91

Other securities:
Within one year	500	500	503	7.10
After one but within five years	4,610	4,727	4,567	2.78
After five but within ten years	—	—	—	—
After ten years	500	499	486	5.02

Total other securities	5,610	5,726	5,556	3.37

Total securities with defined maturities	302,050	302,102	298,914	3.89

Mortgage-Backed Securities	70,753	70,714	70,371	4.22
Equity securities	14,429	14,430	14,780	3.46

Total securities	$387,232	$387,246	$384,065	3.93%

DEPOSITS

Total deposits increased $230,766,000 or 12.06%, to $2,144,830,000 at June 30, 2005, from $1,914,064,000 at June 30, 2004. The increase in deposits is primarily due to internal growth. Deposit growth through acquisitions was $80,377,000 during the year ended June 30,

2005. Total deposits increased $179,034,000, or 10.32%, to $1,914,064,000 at June 30, 2004, from $1,735,030,000 at June 30, 2003. The increase in deposits is primarily due to acquisitions and internal growth.

The following table presents the average amounts and the average rates paid on deposits of Great Western for the year ended June 30, 2005, and for each of the prior two years:

	Year Ended June 30,
	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(dollars in thousands)
Interest-bearing demand, savings and money market deposits	$794,710	0.88%	$676,786	0.69%	$601,694	1.05%
Time deposits of less than $100,000	687,135	2.76	604,089	2.84	593,428	3.48
Time deposits of $100,000 or more	303,357	2.92	266,018	2.73	257,055	3.42

Total interest-bearing deposits	1,785,202	1.95	1,546,893	1.88	1,452,177	2.46
Noninterest-bearing demand deposits	278,922	—	260,296	—	233,594	—

Total deposits	$2,064,124	1.69%	$1,807,189	1.61%	$1,685,771	2.12%

The maturity distribution of time deposits of $100,000 or more at June 30, 2005 is presented below:

At June 30, 2005
(in thousands)
3 months or less	$68,636
Over 3 through 6 months	62,033
Over 6 through 12 months	83,470
Over 12 months	133,274

Total time deposits of $100,000 or more	$347,413

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

FEDERAL HOME LOAN BANK BORROWINGS

Each of the subsidiary banks is a member of its region’s Federal Home Loan Bank. Due to the competitive rates available, each subsidiary bank has utilized Federal Home Loan Bank advances as a source of funding. At June 30, 2005, the subsidiary banks had $180,605,000 in Federal Home Loan Bank advances compared to $114,802,000 at June 30, 2004 and $102,162,000 at June 30, 2003. At June 30, 2005, based on its Federal Home Loan Bank stockholdings, the aggregate unused borrowing capacity of Great Western was $100,075,000.

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

NOTES PAYABLE TO BANK

Great Western has notes payable to an unaffiliated bank of $500,000 at June 30, 2005 compared to $500,000 at June 30, 2004 and $7,500,000 at June 30, 2003. The decrease when comparing June 30, 2004 to June 30, 2003 is due to a note payoff. The source of funds for the payoff came from Great Western issuing company obligated mandatorily redeemable preferred securities of a subsidiary trust. (Terms of these notes are discussed in “Sources of Liquidity” below.)

Great Western has committed to maintain specific covenants each quarter and year-end with the unaffiliated bank as stated in the March 23, 2001 loan agreement and as amended on October 31, 2002 and March 23, 2005. For the quarter ending June 30, 2005 Great Western satisfied all covenants.

CAPITAL NOTES

The common stockholders of Great Western formed Capital Investors, LLC in March 2001. Capital Investors, LLC is owned by common stockholders of Great Western for the purpose of financing the purchase of Great Western’s subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Great Western’s subordinated capital notes as Tier II capital for regulatory purposes. The subordinated capital notes bear interest at a floating rate of one percent per annum over the prime rate with interest payable and reset quarterly. Great Western had $35,000,000 in subordinated capital notes outstanding at June 30, 2005. Great Western has the right to prepay the subordinated capital notes without penalty. The capital notes are due March 23, 2011; however, depending upon the availability of funds and Great Western’s capital requirements, Great Western intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011.

On June 13, 2005, Capital Investors, LLC purchased $10,000,000 in subordinated capital notes issued by Great Western Bank, Omaha. The subordinated capital notes bear interest at a floating rate of one percent per annum over the prime rate and are due June 13, 2015 with interest payable quarterly. The initial interest rate is 7.00% and is reset quarterly on July 1, October 1, January 1, and April 1. Great Western Bank, Omaha has the right, subject to regulatory approval, to prepay the subordinated capital notes without penalty.

Great Western’s obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Great Western’s obligations under the subordinated capital notes. See “Certain Relationships and Related Transactions” for additional information.

LINE OF CREDIT

Great Western has a $5,000,000 revolving line of credit from the unaffiliated bank, to be used by Great Western as a short-term liquidity facility. Great Western entered into a covenant with the unaffiliated lender not to pledge the stock of its subsidiary banks except to the lender as collateral for Great Western’s loans.

LIQUIDITY

SOURCES OF LIQUIDITY

Liquidity with respect to a financial institution is the ability to meet its short-term needs for cash without suffering an unfavorable impact on its on-going operations. The need for the subsidiary banks to maintain funds on hand arises principally from maturities of short-term borrowings, deposit withdrawals, customers’ borrowing needs and the maintenance of reserve requirements. Liquidity with respect to a financial institution can be met from either assets or liabilities. On the asset side of the balance sheet, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. The subsidiary banks maintain adequate levels of cash and near-cash investments to meet their day-to-day needs. Cash and due from banks averaged $58,174,000 and $55,987,000 during the years ended June 30, 2005 and 2004. These amounts comprised 2.24% and 2.46% of average total assets during the years ended June 30, 2005 and 2004. The average level of securities and federal funds sold was $411,038,000 and $368,727,000 during the years ended June 30, 2005 and 2004.

At June 30, 2005, $16,072,000, or 5.38%, of Great Western’s securities portfolio, excluding mortgage-backed securities and equity securities, is scheduled to mature within one year and $248,025,000 or 82.98%, excluding mortgage-backed securities, matures after one but within five years. The subsidiary banks’ commercial lending activities are concentrated in loans with maturities of less than five years and with both fixed and adjustable interest rates. Its installment lending activities are concentrated in loans with maturities of three to six years and with generally fixed interest rates. At June 30, 2005, approximately $952,606,000, or 44.74%, of Great Western’s loans, net of unearned fees, mature within one year. See “Loan Maturities.”

On the liability side of the balance sheet, the principal sources of liquidity are deposits, borrowed funds and accessibility to money and capital markets. Great Western attracts its deposits primarily from individuals and businesses located within the market areas served by the subsidiary banks, and to lesser extent, on brokered deposits. Borrowed funds come primarily from three sources, Federal Home Loan Bank borrowings, Great Western’s notes payable to an unaffiliated bank and the sale of subordinated capital notes to an affiliate. Interest is due quarterly to the unaffiliated bank at either the lender’s cost of funds plus 1.75% per annum or the LIBOR rate plus 1.50% (fixed for periods of up to 180 days) per annum, at the option of Great Western. The maturity date of the outstanding debt with the unaffiliated bank is March 23, 2006; and the maturity dates of the subordinated capital notes to an affiliate are March 23, 2011. On August 12, 1999, Great Western caused to be issued $20,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 10% per annum payable quarterly. The maturity date of the securities was August 18, 2029; however, Great Western redeemed the securities on August 18, 2004. On

March 19, 2001 Great Western caused to be issued $27,600,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest due at 9.75% per annum payable quarterly. The maturity date of the securities is March 19, 2031. On October 29, 2002, Great Western caused to be issued $10,000,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 345 basis points, set quarterly. On December 17, 2003, Great Western caused to be issued $22,400,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 285 basis points, set quarterly. On March 31, 2004, Great Western caused to be issued $25,000,000 of company obligated mandatorily redeemable preferred securities of a subsidiary trust, with interest payable quarterly at three month LIBOR plus 270 basis points, set quarterly.

CAPITAL RESOURCES

Great Western monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. As indicated in the table immediately below, at June 30, 2005, Great Western was above the total capital minimum requirements. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and supplementary capital.

The following tables present Great Western’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios
	June 30, 2005		June 30, 2004
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core (Tier I) capital	$161,759	7.16%	$140,099	7.21%
Minimum requirement	90,310	4.00	77,722	4.00

Excess	$71,449	3.16%	$62,377	3.21%

Total capital	$264,637	11.72%	$256,535	13.20%
Minimum requirement	180,620	8.00	155,444	8.00

Excess	$84,017	3.72%	$101,091	5.20%

Total risk-weighted assets	$2,257,745		$1,943,048

	Leverage Ratios
	June 30, 2005		June 30, 2004
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Core capital	$161,759	6.10%	$140,099	5.90%
Minimum requirement	106,058	4.00	95,036	4.00

Excess	$55,701	2.10%	$45,063	1.90%

Average total adjusted assets	$2,651,458		$2,375,904

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

	June 30,
	2005	2004
Commitments to extend credit	$475,641	$381,151
Letters of credit	17,144	14,464

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

The following presents Great Western’s other contractual obligations at June 30, 2005:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In Thousands)
Long-term debt (1)	$80,304	$75,058	$12,700	$60,765	$228,827
Subordinated debentures (2)	—	—	—	87,631	87,631
Certificates of deposit (3)	602,501	367,995	98,107	1,377	1,069,980
Operating lease obligations	1,435	2,430	1,807	2,698	8,370
Purchase obligations	1,891	—	—	—	1,891

Totals	$686,131	$445,483	$112,614	$152,471	$1,396,699

(1)	See Note 11 to the Consolidated Financial Statements.
(2)	See Note 12 to the Consolidated Financial Statements.
(3)	See Note 9 to the Consolidated Financial Statements.

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

The following table shows the ratio of the cumulative gap to total assets to be 1.02% at the less than three-month interval, (10.87)% at the three-month to less than one-year interval and 7.08% at the one to five year interval at June 30, 2005. Currently, Great Western is in a liability-sensitive position in the near term. Great Western had $785,760,000 of interest-bearing demand, savings and money market deposits at June 30, 2005 that are somewhat less rate-sensitive. Excluding these deposits, Great Western’s interest-sensitive ratio would have been 12.54% at the less than three-month interval, 9.25% at the three month to less than one-year interval and 32.89% at the one to five year interval at June 30, 2005. The interest sensitivity position is presented as of a point in time and can be modified to some extent by management as changing conditions dictate.

The following table shows the interest rate sensitivity position of Great Western at June 30, 2005:

	Estimated Maturity or Repricing at June 30, 2005
	Less Than Three Months	Three Months to Less Than One Year	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$779,740	$308,343	$946,950	$94,074	$2,129,107
Investment securities:
Taxable	12,069	43,916	213,454	73,208	342,647
Tax exempt	830	3,184	17,990	19,414	41,418
Federal funds sold and other	15,608	—	—	—	15,608

Total interest-earning assets	808,247	355,443	1,178,394	186,696	2,528,780
Interest-bearing liabilities:
Deposits:
Demand, savings and money market deposits	$315,553	$235,728	$155,903	$78,576	$785,760
Time deposits	200,136	426,180	443,269	395	1,069,980
Federal funds purchased and securities sold under agreements to repurchase	97,690	114	160	—	97,964
Federal home loan bank advances and other	61,105	19,200	87,258	14,564	182,127
Notes payable	46,700	—	—	—	46,700
Subordinated debentures	59,177	—	—	28,454	87,631

Total interest-bearing liabilities	$780,361	$681,222	$686,590	$121,989	$2,270,162
Interest rate gap	$27,886	$(325,779)	$491,804	$64,707	$258,618
Cumulative interest rate gap at June 30, 2005	$27,886	$(297,893)	$193,911	$258,618

Cumulative interest rate gap to total assets	1.02%	(10.87)%	7.08%	9.44%

The following table indicates that at June 30, 2005, if there had been a sudden and sustained increase or decrease in prevailing market interest rates, Great Western’s 2005 interest income would be expected to increase with an increase in rates and decrease with a decrease in rates.

	Net interest income	(Decrease) Increase	Percent Change
	(dollars in thousands)
Changes in Interest Rates

200 basis point rise	$103,666	3,182	3.17%
100 basis point rise	102,075	1,591	1.58
Base rate scenario	100,484	—	—
100 basis point decline	97,147	(3,337)	(3.32)
200 basis point decline	93,810	(6,674)	(6.64)

The following table indicates that at June 30, 2004 if there had been a sudden and sustained increase or decrease in prevailing market interest rates, Great Western’s 2004 interest income would be expected to increase with an increase in rates and decrease with a decrease in rates.

	Net interest income	(Decrease) Increase	Percent Change
	(dollars in thousands)
Changes in Interest Rates

200 basis point rise	$86,459	843.98%
100 basis point rise	86,037	421.49
Base rate scenario	85,616	—	—
100 basis point decline	83,387	(2,229)	(2.60)
200 basis point decline	78,876	(6,740)	(7.87)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Great Western at June 30, 2005 and 2004, together with the Report of the Independent Registered Public Accounting Firm, are included in this Form 10-K below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of Great Western’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Deryl F. Hamann, Chairman of the Board, Chief Executive Officer, and James R. Clark, Chief Financial Officer, believe that Great Western’s disclosure controls and procedures were effective as of June 30, 2005.

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year covered by this Form 10-K, Great Western properly disclosed all reportable information required to be disclosed on Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Great Western and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position with Great Western	Position with Subsidiary
Deryl F. Hamann	72	Chairman of the Board, CEO and Director	Chairman and Director of Great Western Bank, Watertown and Great Western Bank, Omaha

Daniel A. Hamann	47	President, COO and Director	Chairman and Director of Great Western Bank, Clive; Vice Chairman and Director of Great Western Bank, Watertown and Great Western Bank, Omaha; Chairman and Director of Great Western Service Corporation

Daniel J. Brabec	46	Executive Vice President and Director	President, CEO and Director of Great Western Bank, Omaha

Jeffory A. Erickson	47	Director	President, CEO and Director of Great Western Bank, Watertown, Director of Great Western Service Corporation

Thomas B. Fischer	58	Senior Vice President, Assistant Secretary and Director	None

Art N. Burtscher	54	Director	Director of Great Western Bank, Omaha

Andrew C. Hove, Jr.	70	Director	None

Robert W. Murray	70	Director	None

Leo W. Smith II	69	Director	Director of Great Western Bank, Omaha

James R. Clark	54	CFO, Secretary and Treasurer	Vice President of Great Western Service Corporation

John L. Hendren	50	None	President, CEO & Director of Great Western Bank, Clive, Iowa, Director of Great Western Service Corporation

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

Art N. Burtscher. Mr. Burtscher is Chairman of McCarthy Group Advisors in Omaha. He has been a Director of Great Western since 2001. He is Director of Great Western Bank, Omaha, where he served as President from 1988 to 2001.

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

Leo W. Smith II. General Smith is Executive Director of the Durham Western Heritage Museum. He has been Director of Great Western Bank, Omaha since September 1998 and Director of Great Western since May 2001. Prior to his service as a Director with United Way of the Midlands in Omaha, Nebraska, General Smith was the last Vice Commander-In-Chief of the Strategic Air Command.

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

Great Western has four independent directors, as defined by the American Stock Exchange rules, that serve on its audit committee. The independent audit committee members are Mr. Burtscher, Mr. Hove, Mr. Murray, and Mr. Smith, Chairman of the audit committee. Great Western’s Board of Directors has determined that all of the independent audit committee members are qualified as audit committee financial experts. The independent directors receive an annual retainer of $15,000 plus $1,000 for attending a regular or special meeting of the Board of Directors. The independent directors receive $1,000 for attending a duly called meeting of the audit committee and $500 for attending a meeting of the audit committee on the same date as a full meeting of the Board of Directors. The audit committee chairman receives $1,500 for attending a duly called meeting of the audit committee and $750 for attending a meeting of the audit committee on the same date as a full meeting of the Board of Directors.

The Board of Directors has adopted a Code of Ethics that applies to all officers and employees of Great Western and its subsidiaries. The Code of Ethics includes provisions applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that constitute a “code of ethics” within the meaning of Item 406(b) of Regulation S-K. A copy of the Code of Ethics is available to any person without charge, upon written request, by contacting James R. Clark of Great Western Bancorporation, Inc., 9290 West Dodge Road, Suite 203, Omaha, Nebraska 68114, telephone number: (402) 333-8330.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents the cash compensation paid by Great Western and its subsidiaries to certain executive officers for the fiscal years 2003 through 2005. No other executive officer of Great Western received compensation from Great Western exceeding $100,000 for these years.

				Other Annual Compensation
Name and Principal Position	Year	Salary	Bonus	401K Company Contributions	Phantom Stock Accrual
Deryl F. Hamann, Chairman and Chief Executive Officer	2005	$564,009	$—	$13,963	$—
	2004	548,039	163,908	13,625	—
	2003	533,891	159,135	20,300	—

Daniel A. Hamann, President and Chief Operating Officer	2005	$254,000	$125,000	$13,656	$16,985
	2004	246,750	121,750	13,490	13,585
	2003	240,500	118,750	16,472	11,166

Daniel J. Brabec, Executive Vice President and Director	2005	$250,930	$118,776	$11,937	$5,210
	2004	246,719	163,359	14,718	25,097
	2003	240,469	93,750	14,141	21,336

James R. Clark, Chief Financial Officer, Secretary, Treasurer	2005	$157,500	$39,833	$13,214	$—
	2004	152,500	24,333	11,825	—
	2003	112,333	28,000	1,719	—

Great Western does not have any compensatory stock option plan for its executive officers and directors. None of the directors or officers of Great Western have any options, warrants or other similar rights to purchase securities of Great Western.

Great Western’s Board does not have a compensation committee. Deryl F. Hamann, with Board approval, determines executive compensation as a member of the executive committee.

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

Great Western is not aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding beneficial ownership of common stock of Great Western as of September 2, 2005 by (1) each shareholder known by Great Western to be the beneficial owner of more than 5% of its outstanding common stock and (2) each director of Great Western and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the stockholders listed below have sole investment and voting power regarding their shares, except that co-trustees share investment and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class
Deryl F. Hamann	27,193	(1)	21.99%
1500 Woodmen Tower
Omaha, NE 68102

Daniel A. Hamann	54,710.50	(2)(6)	44.25%
9290 West Dodge Road, Suite 203
Omaha, NE 68114

Esther Hamann Brabec	57,064.50	(3)(6)	46.15%
9290 West Dodge Road, Suite 203
Omaha, NE 68114

(1)	Of this amount, an aggregate of 24,834 shares are held by six separate trusts for which Mr. Hamann serves as trustee for the benefit of his children, Daniel A. Hamann, Esther Hamann Brabec, and Julie Hamann Hodgson. Mr. Hamann benefically owns an additional 454 shares held by an affiliated company. In addition, Mr. Hamann owns 1,905 shares individually.
(2)	Of this amount, 2,123 shares are owned by his revocable trust for which he serves as sole trustee, 274 shares are owned by his spouse, and an aggregate of 37,017.75 shares are held by various Hamann family trusts for which he serves as co-trustee with Esther Hamann Brabec and Julie Hamann Hodgson and 14,841.75 shares are owned by him as trustee for Esther Hamann Brabec.
(3)	Of this amount, 1,813 shares are owned by her revocable trust for which she serves as sole trustee, 518 shares are owned by her spouse, an aggregate of 37,017.75 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Julie Hamann Hodgson, and 17,261.75 shares are owned by her as trustee for Julie Hamann Hodgson and her issue.

Daniel J. Brabec	518	(4)	*
14545 West Center Road
Omaha, NE 68144

Julie Hamann Hodgson	60,079.50	(5)(6)	48.59%
9290 West Dodge Road, Suite 203
Omaha, NE 68114

Art N. Burtscher	-0-		-0-
1125 So. 103rd St., Suite 450
Omaha, NE 68124

Jeffory A. Erickson	-0-		-0-
35 First Ave NE
Watertown, SD 57201

Andrew C. Hove, Jr.	-0-		-0-
6610 Blue Ridge Lane
Lincoln, NE 68516

Robert W. Murray	-0-		-0-
1716 So. 42nd St.
West Des Moines, IA 50265

Leo W. Smith II	-0-		-0-
509 Windsor Drive
Papillion, NE 68046

Thomas B. Fischer	-0-		-0-
9290 West Dodge Road, Suite 203
Omaha, NE 68114

James R. Clark	-0-		-0-
9290 West Dodge Road, Suite 203
Omaha, NE 68114

All executive officers and directors as a group (ten persons)	82,421.50		66.24%

(4)	Does not include shares beneficially owned by his spouse. Mr. Brabec disclaims beneficial ownership of such shares.
(5)	Of this amount, 2,056 shares are owned by her revocable trust for which she serves as sole trustee, an aggregate of 37,017.75 shares are held by various Hamann family trusts for which she serves as co-trustee with Daniel A. Hamann and Esther Hamann Brabec, 3,153 shares are owned by her as trustee for Esther Hamann Brabec’s issue and 17,398.75 shares are owned by her as trustee for Daniel A. Hamann and his issue.
(6)	Mr. Hamann, Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson as trustee own an additional 454 shares held by an affiliated company.
*	Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Great Western. Deryl F. Hamann and his children own them, directly or indirectly, individually or as trustee. Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Great Western’s subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $1,013,596 during Great Western’s fiscal year ended June 30, 2005, $1,057,464 for the year ended June 30, 2004, and $1,074,368 for the year ended June 30, 2003, for assuming such reinsurance risks with respect to credit insurance originated by Great Western’s subsidiary banks. Great Western’s subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

In addition, Spectrum Financial Services, Inc. receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit life insurance originated by Great Western’s subsidiary banks was $17,635 during the fiscal year ended June 30, 2005, $26,834 during the fiscal year ended June 30, 2004, and $54,157 during the fiscal year ended June 30, 2003. Great Western believes that the foregoing arrangements are on terms similar to those which would be obtained with an unaffiliated party.

The common stockholders of Great Western formed Capital Investors, LLC in March 2001. Capital Investors, LLC is owned by common stockholders of Great Western for the purpose of financing the purchase of Great Western’s subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Great Western’s subordinated capital notes as Tier II capital for regulatory purposes. Great Western issued $35,000,000 in subordinated capital notes. The subordinated capital notes bear interest at a floating rate of one percent per annum over the prime rate and will be due March 23, 2011 with interest payable quarterly. Great Western has the right to prepay the subordinated capital notes without penalty. Depending upon the availability of funds and Great Western’s capital requirements, Great Western intends to prepay the subordinated capital notes at the rate of 20% of the original principal amount each year beginning in 2007 through 2011.

Great Western Bank, Omaha issued $10,000,000 in subordinated capital notes on June 13, 2005. The subordinated capital notes bear interest at a floating rate of one percent per annum over the prime rate and will be due June 13, 2015 with interest payable quarterly. The initial interest rate is 7.00% and is reset quarterly on July 1, October 1, January 1, and April 1. Great Western Bank, Omaha has the right, subject to regulatory approval, to prepay the subordinated capital notes without penalty. Great Western’s obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Great Western and Great Western Bank, Omaha’s obligations under its subordinated capital notes.

Capital Investors negotiated a loan from an unaffiliated bank of $35,000,000 to purchase Great Western’s subordinated capital notes. The loan terms include the option to either fix the rate of interest at the one to five-year treasury rate plus 350 basis points but not less than the lender’s cost of funds plus 250 basis points, or to select a rate of interest at LIBOR plus 215 basis points, which was reduced to 190 basis points on December 29, 2004, fixed at intervals ranging from 30 days to 180 days. Interest is payable quarterly on the loan and principal due March 23, 2006, but expected to be payable in equal installments annually in each year beginning 2007 through 2011. Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Great Western pledged their common stock as additional collateral for Capital Investors’ loan.

Capital Investors negotiated a loan from an unaffiliated bank of $10,000,000 to purchase Great Western Bank, Omaha’s subordinated capital notes. The loan bears interest at a floating rate of 150 basis points above the Eurodollar rate fixed at intervals ranging from 30 to 90 days. The initial interest rate is 4.89%. Interest is payable quarterly and the principal is due on June 13, 2010. Capital Investors collateralized its borrowing by pledging the subordinated capital notes to the unaffiliated bank. In addition, the stockholders of Great Western pledged their common stock as additional collateral for Capital Investors’ loan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to Great Western for fiscal year ended June 30, 2005 and June 30, 2004 by BKD, LLP, Great Western’s principal accounting firm.

	Year Ended June 30,
	2005	2004
	(In thousands)
Audit Fees	$138	$102
Audit related Fees (1)	1	12
Tax Fees (2)	27	12
All other fees	—	—

Total Fees	$166	$126

(1)	Research and discussions on new accounting pronouncements.
(2)	Research and preparation of federal and state income tax returns.

Auditor Fees Pre-approval Policy. In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to Great Western. The policy requires that all services BKD, LLP, Great Western’s independent auditor, may provide to Great Western, including audit services and permitted audit-related and non-audit services, be approved by the Audit Committee. The Committee approved all audit and non-audit services provided by BKD, LLP during fiscal 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this report.

(1) See index to Consolidated Financial Statements on page F-1 of this report.

(2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

(a) (3) EXHIBITS

REGULATION S-K EXHIBIT NUMBER	DOCUMENT	REFERENCE TO PRIOR FILING OR EXHIBIT NUMBER ATTACHED HERETO	SEQUENTIAL PAGE NUMBER WHERE ATTACHED EXHIBITS ARE LOCATED IN THIS FORM 10-K REPORT
2.2	Agreement and Plan of Merger dated May 25, 2000, between Great Western Bancorporation, Inc. and Citizens Corporation.	(2)	Not Applicable

2.3	Agreement dated November 14, 2000, between Jack K. Harvey and Great Western Securities, Inc.	(2)	Not Applicable

2.4	Agreement and Plan of Merger dated December 16, 2000, between Great Western Bancorporation, Inc. and Great Western Securities, Inc.	(2)	Not Applicable

3.1	Articles of Amendment to Articles of Incorporation of Great Western Bancorporation, Inc.	(1)	Not Applicable

3.2	Bylaws of Great Western Bancorporation, Inc.	(1)	Not Applicable

4.1	Form of Subordinated Indenture dated August 18, 1999, entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(1)	Not Applicable

4.1	Form of Subordinated Indenture dated March 19, 2001 entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(2)	Not Applicable

4.1	Form of Subordinate Indenture dated October 29, 2002 entered into between the Registrant and Wilmington Trust Company as Indenture Trustee.	(9)	Not Applicable

4.1	Form of Subordinated Indenture dated December 17, 2003, entered into between the Registrant and U.S. Bank National Association, as Indenture Trustee.	(10)	Not Applicable

4.1	Form of Subordinated Indenture dated March 31, 2004, entered into between the Registrant and JP Morgan Chase Bank, as Indenture Trustee.	(11)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(1)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(2)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(9)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(10)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(11)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust I.	(1)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust II.	(2)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust III.	(9)	Not Applicable

4.3	Certificate of Trust of Great Western Statutory Trust IV.	(10)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust V.	(11)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust I dated as of June 11, 1999.	(1)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust II dated as of January 4, 2001.	(2)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust III dated as of October 15, 2002.	(8)	Not Applicable

4.4	Trust Agreement of Great Western Statutory Trust IV dated as of December 3, 2003.	(9)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust V dated as of March 29, 2004.	(10)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust I dated August 18, 1999.	(1)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust II dated March 19, 2001.	(2)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust III dated October 29, 2002.	(9)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of Great Western Statutory Trust IV dated December 17, 2003.	(10)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust V dated March 31, 2004.	(11)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust I.	(1)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust II.	(2)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust III.	(9)	Not Applicable

4.6	Form of Preferred Security Certificate of Great Western Statutory Trust IV	(10)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust V.	(11)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(1)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(2)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(9)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(10)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(11)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(1)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(2)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(9)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(10)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(11)	Not Applicable

4.9	Revised Form of Great Western’s Subordinated Capital Notes due 2011.	(3)	Not Applicable

4.10	Form of Great Western Bank, Omaha’s Capital Notes due 2015.	(12)	Not Applicable

10.1	Time Note dated July 18, 2000, between Great Western Bancorporation, Inc., as borrower, and LaSalle Bank National Association.	(2)	Not Applicable

10.3	Agreement for Advances, Pledge and Security Agreement dated September 11, 1995, between Federal Home Loan Bank of Des Moines and Rushmore Bank & Trust. (Registrant’s other subsidiary banks have identical agreements).	(1)	Not Applicable

10.4	Form of CMS™ Agency Agreement (reverse repurchase agreement) between Great Western Bank, Watertown and its customers.	(1)	Not Applicable

10.5	Phantom Stock Long-Term Incentive Plan dated April 30, 2003, between Daniel A. Hamann and Great Western Bank, Clive.	(6)	Not Applicable

10.6	License Agreement dated September 5, 1997 between Jack Henry & Associates, Inc. and Great Western Service Corporation.	(1)	Not Applicable

10.7	Split-Dollar Agreement dated July 12, 1995 among Great Western and Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson.	(1)	Not Applicable

10.8	Phantom Stock Long-Term Incentive Plan dated January 24, 2000, between Jeffory A. Erickson and Great Western Bank, Watertown.	(5)	Not Applicable

10.9	Phantom Stock Long-Term Incentive Plan dated January 17, 2001, between Daniel J. Brabec and Great Western Bank, Omaha.	(5)	Not Applicable

10.10	Amendment to Phantom Stock Long-Term Incentive Plan dated January 31, 2005, between Daniel J. Brabec, Jeffory A. Erickson, Daniel A. Hamann and Great Western Bancorporation, Inc.	(8)

10.11	Amendment to Bonus Plan dated January 31, 2005, between Daniel J. Brabec, Jeffory A. Erickson, and Great Western Bancorporation, Inc.	(8)

12.1	Statement re Computation of Ratios.	(8)

21	Subsidiaries of Registrant.	(8)

24.1	Power of Attorney for Art N. Burtscher.	(8)

24.2	Power of Attorney for Andrew C. Hove, Jr.	(8)

24.3	Power of Attorney for Robert W. Murray.	(8)

24.4	Power of Attorney for Leo W. Smith.	(8)

24.5	Power of Attorney for Jeffory A. Erickson.	(8)

31.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(8)

31.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(8)

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(8)

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(8)

(1)	Filed as exhibits to Great Western’s Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.
(2)	Filed as exhibits to Great Western’s Form S-1 registration statement filed on January 12, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.
(3)	Filed as an exhibit to Great Western’s Form S-1 registration statement filed on February 28, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.
(4)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.
(6)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.
(7)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.
(8)	Filed herewith.
(9)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust III.
(10)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for Great Western Statutory Trust IV.

(11)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust V.
(12)	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including the subordinated capital notes of Great Western and its subsidiary, Great Western Bank, Omaha.

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

/s/ Deryl F. Hamann		/s/ Daniel A. Hamann
Deryl F. Hamann, Chairman, Chief Executive Officer and Director (Principal Executive and Operating Officer)		Daniel A. Hamann, President Chief Operating Officer and Director
Date: 9/2/05		Date: 9/2/05

/s/ Thomas B. Fischer		/s/ Arthur N. Burtscher*
Thomas B. Fischer,		Arthur N. Burtscher
Senior Vice President and Director		Director
Date: 9/2/05		Date: 9/2/05

/s/ Daniel J. Brabec		/s/ Andrew C. Hove, Jr.*
Daniel J. Brabec,		Andrew C. Hove, Jr.
Executive Vice President and Director		Director
Date: 9/2/05		Date: 9/2/05

/s/ James R. Clark		/s/ Robert W. Murray*
James R. Clark		Robert W. Murray
Chief Financial Officer and Secretary/Treasurer		Director
Date: 9/2/05		Date: 9/2/05

/s/ Jeffory A. Erickson*		/s/ Leo W. Smith II*
Jeffory A. Erickson		Leo W. Smith II
Director		Director
Date: 9/2/05		Date: 9/2/05

	*By:	/s/ Deryl F. Hamann
Deryl F. Hamann
As: Attorney-in-Fact
Date: 9/2/05

Great Western Bancorporation, Inc.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Western Bancorporation, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Great Western Bancorporation, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Western Bancorporation, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Omaha, Nebraska

August 11, 2005

Great Western Bancorporation, Inc.

Consolidated Balance Sheets

June 30, 2005 and 2004

(In thousands, except share data)

	2005	2004
Assets
Cash and due from banks	$71,178	$49,768
Federal funds sold and FHLB overnight deposits	15,608	26,642

Cash and cash equivalents	86,786	76,410
Certificate of deposit	—	99
Securities available for sale	384,065	364,847
Investment in affiliates	2,631	3,262
Loans, net of allowance for loan losses of $25,701 and $22,643 in 2005 and 2004, respectively	2,103,406	1,832,215
Premises and equipment	54,017	47,890
Accrued interest receivable	16,264	14,309
Core deposit and other intangibles	2,935	2,897
Goodwill	53,594	51,847
Mortgage servicing rights	15,164	14,557
Other assets	20,747	21,576

Total assets	$2,739,609	$2,429,909

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$289,090	$252,759
Interest-bearing	1,855,740	1,661,305

Total deposits	2,144,830	1,914,064

Federal funds purchased and securities sold under agreements to repurchase	97,964	95,810
FHLB advances and other borrowings	182,127	115,355
Notes payable	46,700	36,700
Subordinated debentures	87,631	108,662
Accrued interest and other liabilities	16,674	16,124

Total liabilities	2,575,926	2,286,715

Minority Interests	4,505	4,074

Stockholders’ Equity
Preferred stock, $100 par and redemption value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting; variable rate, noncumulative, nonvoting, 2005 – none, 2004 - 100,000 shares	1,700	11,700
Common stock, $1.00 par value, authorized 1,000,000 shares; issued and outstanding 2005 – 123,650 shares, 2004 – 123,802 shares	124	124
Additional paid-in capital	2,029	2,032
Retained earnings	157,330	129,106
Accumulated other comprehensive loss	(2,005)	(3,842)

Total stockholders’ equity	159,178	139,120

Total liabilities and stockholders’ equity	$2,739,609	$2,429,909

See Notes to Consolidated Financial Statements	F-3

Great Western Bancorporation, Inc.

Consolidated Statements of Income

Years Ended June 30, 2005, 2004 and 2003

(In thousands, except share and per share data)

	2005	2004	2003
Interest and Dividend Income
Loans	$130,245	$110,641	$109,877
Taxable securities	12,668	10,545	12,415
Nontaxable securities	1,536	1,652	1,812
Dividends on securities	623	370	242
Federal funds sold and other	265	277	724

Total interest and dividend income	145,337	123,485	125,070

Interest Expense
Deposits	34,894	29,028	35,793
Federal funds purchased and securities sold under agreements to repurchase	1,358	960	824
FHLB advances and other borrowings	5,275	4,068	4,123
Notes payable	2,287	1,969	2,397
Company obligated mandatory redeemable preferred securities	—	2,602	5,068
Subordinated debentures	6,162	3,436	—

Total interest expense	49,976	42,063	48,205

Net Interest Income	95,361	81,422	76,865

Provision for Loan Losses	5,092	4,324	4,371

Net Interest Income After Provision for Loan Losses	90,269	77,098	72,494

Noninterest Income
Service charges and other fees	17,939	14,541	13,080
Net gains from sale of loans	3,765	5,902	6,770
Loan servicing fees	4,128	3,451	3,404
Casualty insurance commissions	962	1,072	995
Credit life and H&A insurance commissions	344	328	375
Health and life insurance commissions	82	84	100
Other insurance commissions	292	211	268
Investment center income	1,089	826	635
(Loss) gain on securities, net	(371)	1,255	1,862
Trust department income	2,157	2,109	1,684
Net gain from sale of other real estate owned and other assets	76	296	1,206
Other	758	1,183	975

Total noninterest income	31,221	31,258	31,354

See Notes to Consolidated Financial Statements	F-4

Great Western Bancorporation, Inc.

Consolidated Statements of Income - Continued

Years Ended June 30, 2005, 2004 and 2003

(In thousands, except share and per share data)

	2005	2004	2003
Noninterest Expense
Salaries and employee benefits	$39,465	$35,560	$33,323
Occupancy expenses, net	5,315	4,478	4,227
Data processing	4,286	3,705	3,676
Equipment expenses	3,362	2,977	2,757
Advertising	4,958	4,667	3,743
Communication expenses	2,495	2,191	2,042
Professional fees	3,301	4,092	3,165
Amortization and valuation adjustments of mortgage servicing rights	2,706	1,623	15,358
Amortization of core deposit and other intangibles	1,628	1,595	1,901
Other	6,979	7,472	7,268

Total noninterest expense	74,495	68,360	77,460

Income Before Income Taxes and Minority Interests	46,995	39,996	26,388

Provision for Income Taxes	16,302	14,085	9,839

Income Before Minority Interests	30,693	25,911	16,549

Minority Interests	652	580	618

Net Income	$30,041	$25,331	$15,931

Basic Earnings Per Common Share	$237.36	$198.18	$121.61

Weighted Average Shares Outstanding	123,737	124,408	125,071

See Notes to Consolidated Financial Statements	F-5

Great Western Bancorporation, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2005, 2004 and 2003

(In thousands, except for share and per share data)

	Comprehensive Income	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2002		$11,700	$125	$2,058	$92,285	$3,995

Net income	$15,931	—	—	—	15,931	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	2,070	—	—	—	—	2,070

Comprehensive income	$18,001

Redeem 180 shares of common stock		—	—	(7)	(115)	—
Deemed dividend to affiliate		—	—	—	(196)	—
Cash dividends paid:
Preferred stock		—	—	—	(721)	—
Common stock, $6.00 per share		—	—	—	(751)	—

Balance, June 30, 2003		11,700	125	2,051	106,433	6,065

Net income	$25,331	—	—	—	25,331	—
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available for sale	(9,907)	—	—	—	—	(9,907)

Comprehensive income	$15,424

Redeem 1,150 shares of common stock		—	(1)	(19)	(1,162)	—
Cash dividends paid:
Preferred stock		—	—	—	(676)	—
Common stock, $6.60 per share		—	—	—	(820)	—

Balance, June 30, 2004		11,700	124	2,032	129,106	(3,842)

Net income	$30,041	—	—	—	30,041	—
Other comprehensive income, net of tax:
Net change in unrealized loss on securities available for sale	1,837	—	—	—	—	1,837

Comprehensive income	$31,878

Redeem 100,000 shares of variable rate, noncumulative, nonvoting preferred stock and 152 shares of common stock		(10,000)	—	(3)	(230)	—
Cash dividends paid:
Preferred stock		—	—	—	(671)	—
Common stock, $7.40 per share		—	—	—	(916)	—

Balance, June 30, 2005		$1,700	$124	$2,029	$157,330	$(2,005)

See Notes to Consolidated Financial Statements	F-6

Great Western Bancorporation, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Operating Activities
Net income	$30,041	$25,331	$15,931
Items not requiring (providing) cash
Depreciation and amortization	10,217	12,319	16,973
Loss (gain) on sale of securities	371	(1,255)	(1,862)
Gain on sale of loans	(3,765)	(5,902)	(6,770)
Gain from sale of other real estate owned and other assets	(76)	(296)	(1,206)
Provision for loan losses	5,092	4,324	4,371
Provision for (recovery of) impairment of mortgage servicing rights	(976)	(4,819)	4,208
Deferred income taxes	1,493	96	(5,335)
Minority interests	652	580	618
Loans originated for resale	(219,102)	(358,487)	(405,482)
Proceeds from sale of loans originated for resale	217,796	343,426	384,476
Changes in
Accrued interest receivable	(1,227)	(630)	1,422
Other assets	462	650	(2,858)
Accrued interest and other liabilities	1,316	(1,161)	(1,092)

Net cash provided by operating activities	42,294	14,176	3,394

Investing Activities
Proceeds from maturities of certificates of deposit	239	—	398
Purchase of trust common securities	—	(1,467)	—
Proceeds from sale of trust common securities	631	—	—
Purchase of securities available for sale	(159,433)	(218,544)	(213,279)
Proceeds from sales and maturities of securities available for sale	156,419	151,369	238,555
Purchase of mortgage servicing rights	(1,314)	(1,789)	(518)
Proceeds from sale of mortgage servicing rights	230	3	—
Net increase in loans	(220,646)	(186,836)	(97,881)
Purchase of premises and equipment	(9,565)	(7,252)	(6,147)
Proceeds from sale of premises and equipment	187	1,083	754
Proceeds from sale of other assets	2,497	3,516	5,120
Business acquisitions	8,219	82,398	19,139

Net cash used in investing activities	(222,536)	(177,519)	(53,859)

See Notes to Consolidated Financial Statements	F-7

Great Western Bancorporation, Inc.

Consolidated Statements of Cash Flows - Continued

Years Ended June 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Financing Activities
Net increase in deposits	$150,390	$55,901	$74,324
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	105	44,502	(10,373)
Net increase in FHLB advances and other borrowings	66,772	—	—
Proceeds from issuance of preferred securities	—	—	10,000
Proceeds from issuance of subordinated debentures	—	48,867	—
Purchase of subordinated debentures for retirement	(21,031)	—	—
Proceeds from notes payable	—	22,700	40,690
Proceeds from issuance of capital notes	10,000	—	—
Principal payments on notes payable	(337)	(26,580)	(17,882)
Debt issuance costs incurred	—	(276)	(8)
Purchase of minority interests	—	—	(3,017)
Proceeds from sale of minority interests	—	—	1,166
Purchase of common stock for retirement	(233)	(1,182)	(122)
Purchase of preferred stock for retirement	(10,000)	—	—
Dividends paid, including $273, $209 and $184 paid to minority interests, respectively	(1,859)	(1,704)	(1,656)
Payment of other liabilities	(3,189)	(9,634)	(4,776)

Net cash provided by financing activities	190,618	132,594	88,346

Increase (Decrease) in Cash and Cash Equivalents	10,376	(30,749)	37,881

Cash and Cash Equivalents, Beginning of Year	76,410	107,159	69,278

Cash and Cash Equivalents, End of Year	$86,786	$76,410	$107,159

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$47,930	$42,621	$50,205
Income taxes	15,258	15,162	14,032
Supplemental Schedules of Noncash Investing and Financing Activities
Net change in unrealized gain/loss on securities available for sale, net of deferred income taxes	$1,837	$9,907	$2,070
Purchase of mortgage servicing rights for other liabilities	2,271	9,122	4,984
Loans transferred to other real estate owned and other assets	3,007	3,225	2,496

Liabilities assumed as part of various acquisitions are disclosed in Note 2.

See Notes to Consolidated Financial Statements	F-8

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

The consolidated subsidiaries are as follows: Great Western Bank, (Great Western Bank, Omaha, 100.0% owned), which is chartered in Omaha, Nebraska; Great Western Bank, (Great Western Bank, Watertown, 96.1% owned), which is chartered in Watertown, South Dakota; Great Western Bank, (Great Western Bank, Clive, 100.0% owned), which is chartered in Clive, Iowa; Great Western Service Corporation, (100.0% owned by bank subsidiaries, excluding Great Western Bank, Omaha), a data processing organization. Great Western Bank, Omaha also owns 100.0% of GW Leasing, Inc., a leasing company. See “Changes in Minority Interests and Business Acquisitions”. Also, as discussed at Note 12, during the year ended June 30, 2004, Great Western applied the provisions of Financial Accounting Standards Board (FASB) Interpretation 46 (Revised) to its trust preferred securities, which required that the GWB Capital Trusts no longer be consolidated.

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

Loans originated and intended for sale on the secondary market are sold on a prearranged basis. Loans held for sale are included in loans receivable and are stated at the lower of cost or estimated fair value in the aggregate. Loans held for sale totaled $11,034,000 and $12,340,000 as of June 30, 2005 and 2004, respectively.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and building improvements	3 – 40
Furniture and equipment	5 – 15

Goodwill and Other Intangible Assets

Intangible assets consist of goodwill, core deposits, an unidentifiable intangible asset related to a branch acquisition, client listing and franchise. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in the purchase of subsidiaries. Core deposits represent the identifiable intangible value assigned to core deposit bases arising from purchase acquisitions. The unidentifiable intangible asset represents the excess of fair value of liabilities assumed over the fair value of net assets acquired in a purchase of a failed financial institution in accordance with Statement of Financial Accounting Standards No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” Client listing intangible represents the identifiable intangible value assigned to a client listing arising from a purchase acquisition. Franchise intangible represents a contractual arrangement under which the franchiser grants the franchisee the right to perform certain functions within a designated geographical area.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

Goodwill and Other Intangible Assets - Continued

The methods and lives used to amortize intangible assets are as follows:

Intangible	Method	Years
Goodwill	Not amortized
Core deposit	Straight-line & accelerated	5
Unidentifiable intangible asset	Straight-line (prior to July 1, 2002)	15
Client listing	Straight-line	10 -15
Franchise	Straight-line	5 - 10

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the financial statements. Other intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

Earnings Per Common Share

Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $671,000, $676,000 and $721,000 for the years ended June 30, 2005, 2004 and 2003, respectively, reduced the earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

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

State Banking Requirements

The audit of the Company was designed to meet the minimum requirements of 45 NAC 25-001 of the Nebraska Department of Banking and Finance for Great Western Bank, Omaha, Nebraska.

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

Off-balance sheet instruments:

Letters of credit

Commitments to extend credit

Note 2: Changes in Minority Interests and Business Acquisitions

On June 27, 2005, Great Western Bank, Clive purchased one branch located in Albany, Missouri from UMB Bank, N.A., headquartered in Missouri. At June 27, 2005, the branch had $3,704,000 in total assets, $8,000 in net loans and $3,690,000 in deposits. The loans and deposits were merged with the Great Western Bank, Clive branch located in Albany, Missouri. The building acquired from UMB Bank, N.A. was sold to a third party at closing. The amortization period for the core deposit is five years. As a result of the acquisition, Great Western expects the acquisition will enhance its market share. The results of operations after the date of acquisition are included in the consolidated financial statements.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 2: Changes in Minority Interests and Business Acquisitions – Continued

On December 9, 2004, Great Western Bank, Omaha merged with Farmers Bank of Portageville, a subsidiary of First State Bancorp, Inc. Great Western Bank, Omaha retained Federal Home Loan Bank stock of $63,000 and the Missouri banking charter of $268,000 of Farmers Bank of Portageville. All other assets and liabilities were assumed by a third party. As a result of the acquisition, Great Western Bank, Omaha is authorized to operate a banking business in the State of Missouri. The banking charter is not being amortized.

On November 5, 2004, Great Western Bancorporation, Inc. purchased all of the common voting and nonvoting stock of Oak Bancorporation and its subsidiaries. Oak Bancorporation owned 100% of Oakland State Bank, Oakland, Iowa, and Security State Bank, Red Oak, Iowa. Oak Bancorporation was merged into Great Western Bancorporation, Inc., Oakland State Bank was merged into Great Western Bank, Omaha, and Security State Bank was merged into Great Western Bank, Clive. At November 5, 2004, Oak Bancorporation had $79,226,000 in total assets, $53,555,000 in net loans and $76,686,000 in deposits. As a result of the acquisition, Great Western expects the acquisition will enhance its operating market and reduce costs through economies of scale. The results of operations of Oak Bancorporation after the date of acquisition are included in the consolidated financial statements. Goodwill is not expected to be deductible for tax purposes. The average amortization period for the core deposit and other intangible assets is five years.

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

Note 2: Changes in Minority Interests and Business Acquisitions – Continued

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

Note 2: Changes in Minority Interests and Business Acquisitions – Continued

A summary of the fair value of net assets acquired and net cash and cash equivalents received (in thousands) on the dates of acquisition is as follows:

	Fiscal 2005 Acquisitions	Fiscal 2004 Acquisitions	Fiscal 2003 Acquisitions
Assets acquired
Certificate of deposit	$140	$—	$—
Securities	14,035	—	390
Loans receivable	53,563	31,972	2,910
Other assets	2,030	249	22
Premises and equipment	1,579	1,870	65
Core deposit and other intangibles	1,617	1,184	304
Goodwill	1,747	5,917	2,017

Liabilities assumed
Deposits	(80,376)	(123,133)	(24,739)
Notes payable	(2,386)	—	—
Other liabilities	(168)	(457)	(108)

Net cash and cash equivalents received	$(8,219)	$(82,398)	$(19,139)

Note 3: Restrictions on Cash and Due from Banks

Great Western’s banking subsidiaries are required to maintain reserve balances in cash and on deposit with the Federal Reserve based on a percentage of deposits. The total requirement was approximately $1,789,000 and $1,640,000 at June 30, 2005 and 2004, respectively.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4: Securities Available for Sale

Amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management’s intent, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2005
U.S. Treasury securities	$24,157	$1	$(763)	$23,395
U.S. Government agencies and corporations, including mortgage-backed securities	302,106	295	(3,486)	298,915
States and political subdivision securities	40,827	719	(127)	41,419
Corporate debt securities	5,726	19	(189)	5,556
Stock in Federal Home Loan Bank and other	14,430	350	—	14,780

	$387,246	$1,384	$(4,565)	$384,065

As of June 30, 2004
U.S. Treasury securities	$24,228	$10	$(1,154)	$23,084
U.S. Government agencies and corporations, including mortgage-backed securities	286,399	697	(6,750)	280,346
States and political subdivision securities	38,528	715	(79)	39,164
Corporate debt securities	10,007	295	(220)	10,082
Stock in Federal Home Loan Bank and other	11,921	250	—	12,171

	$371,083	$1,967	$(8,203)	$364,847

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4: Securities Available for Sale - Continued

The amortized cost and fair value of debt securities available for sale (in thousands) as of June 30, 2005, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$16,028	$16,072
Due after one year through five years	251,342	248,025
Due after five years through ten years	22,489	22,773
Due after ten years	12,243	12,044
Mortgage-backed securities	70,714	70,371

	$372,816	$369,285

Proceeds from sales of securities available for sale were $59,630,000, $52,369,000, and $63,116,000 for the years ended June 30, 2005, 2004, and 2003, respectively. Gross gains of $183,000, $1,296,000 and $1,862,000 and gross losses of $554,000, $41,000 and $0 were realized on those sales for the years ended June 30, 2005, 2004, and 2003, respectively. Income taxes (tax benefits) on net gains or losses on sales of securities were $(130,000), $439,000 and $652,000, in 2005, 2004 and 2003, respectively.

Securities with a carrying value of approximately $271,094,000 and $240,737,000 at June 30, 2005 and 2004, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase, notes payable to Federal Home Loan Bank and for other purposes as required or permitted by law.

Certain investments in debt securities, which are approximately 73% and 76% of Great Western’s investment portfolio at June 30, 2005 and 2004, respectively, are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2005 and 2004, was $281,433,000 and $278,210,000, respectively. These declines primarily resulted from increases in market interest rates subsequent to the acquisition dates.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4: Securities Available for Sale - Continued

The following table shows Great Western’s gross unrealized losses and fair value in investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 and 2004:

	June 30, 2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$2,942	$(62)	$19,448	$(701)	$22,390	$(763)
U.S. Government agencies and corporations, including mortgage-backed securities	151,505	(1,232)	88,438	(2,254)	239,944	(3,486)
States and political subdivision securities	13,147	(93)	1,535	(34)	14,682	(127)
Corporate debt securities	487	(12)	3,931	(177)	4,417	(189)

Total temporarily impaired securities	$168,081	$(1,399)	$113,352	$(3,166)	$281,433	$(4,565)

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 4: Securities Available for Sale - Continued

	June 30, 2004
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$19,144	$(1,002)	$2,892	$(152)	$22,036	$(1,154)
U.S. Government agencies and corporations, including mortgage-backed securities	241,377	(6,519)	4,770	(231)	246,147	(6,750)
States and political subdivision securities	5,589	(62)	513	(17)	6,102	(79)
Corporate debt securities	—	—	3,925	(220)	3,925	(220)

Total temporarily impaired securities	$266,110	$(7,583)	$12,100	$(620)	$278,210	$(8,203)

The components of other comprehensive income-net unrealized gain (loss) on securities available for sale (in thousands) are as follows:

	Years Ended June 30,
	2005	2004	2003
Unrealized holding gain (loss) arising during the period	$2,630	$(14,154)	$5,115
Plus (less) reclassification adjustment for net (gain) loss realized in net income	371	(1,255)	(1,862)

Net change in unrealized gain (loss) before income taxes	3,001	(15,409)	3,253
Income taxes	(1,200)	5,663	(1,139)
Minority interest in unrealized gain (loss)	36	(161)	(44)

Other comprehensive income-net change in unrealized gain (loss) on securities	$1,837	$(9,907)	$2,070

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 5: Loans Receivable

The composition of net loans receivable (in thousands) is as follows:

	June 30,
	2005	2004
Commercial and agricultural	$1,737,684	$1,480,893
Real estate loans	163,431	169,559
Loans to individuals	228,581	204,510
Other loans	2,141	2,286

	2,131,837	1,857,248
Deduct
Allowance for loan losses	(25,701)	(22,643)
Unearned net loan fees	(2,730)	(2,390)

	$2,103,406	$1,832,215

Loans guaranteed by agencies of the U.S. government totaled $40,369,000 and $39,237,000 at June 30, 2005 and 2004, respectively.

Information about impaired loans (in thousands) is as follows:

	As of and for the Year Ended June 30,
	2005	2004	2003
Loans receivable for which there is a related allowance for loan losses	$17,132	$20,678	$11,819
Other impaired loans	—	462	5,497

Total impaired loans	$17,132	$21,140	$17,316

Related allowance for loan losses	$1,035	$2,729	$1,863

Average monthly balance of impaired loans (based on month end balances)	$21,786	$18,615	$14,204

Interest income recognized on impaired loans	$1,797	$712	$522

At June 30, 2005 and 2004, accruing loans delinquent ninety days or more totaled $1,991,000 and $154,000, respectively. Nonaccruing loans totaled $7,736,000 at June 30, 2005 and $13,242,000 at June 30, 2004.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 5: Loans Receivable – Continued

Changes in the allowance for loan losses (in thousands) are as follows:

	Years Ended June 30,
	2005	2004	2003
Balance, beginning	$22,643	$21,251	$20,344

Provision charged to operating expense	5,092	4,324	4,371
Business acquisitions	2,026	—	—
Recoveries of amounts charged off	688	673	596

	30,449	26,248	25,311
Amounts charged off	(4,748)	(3,605)	(4,060)

Balance, ending	$25,701	$22,643	$21,251

Note 6: Premises and Equipment

The major classes of premises and equipment and the total amount of accumulated depreciation (in thousands) are as follows:

	June 30,
	2005	2004
Land	$8,124	$7,476
Buildings and building improvements	44,640	38,277
Furniture and equipment	30,390	27,803
Construction in process	1,454	1,756

	84,608	75,312
Less accumulated depreciation	(30,591)	(27,422)

	$54,017	$47,890

Depreciation expense was $4,395,000, $3,605,000, and $3,320,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 7: Intangible Assets

Goodwill, which is not being amortized subsequent to June 30, 2001, is net of accumulated amortization of $2,934,000 at June 30, 2005 and 2004. No impairment has been recognized on goodwill.

Changes in the carrying amount of goodwill (in thousands) are as follows:

	June 30,
	2005	2004
Balance, beginning	$51,847	$45,930
Arising from business acquisitions	1,747	5,917

Balance, ending	$53,594	$51,847

A summary of intangible assets subject to amortization is as follows (in thousands):

	Mortgage Servicing Rights	Core Deposit Intangible	Other	Total
As of June 30, 2005
Gross carrying amount	$43,678	$10,292	$335	$54,305
Accumulated amortization	(24,908)	(7,794)	(165)	(32,867)
Impairment	(3,606)	—	—	(3,606)

	$15,164	$2,498	$170	$17,832

As of June 30, 2004
Gross carrying amount	$43,370	$8,942	$285	$52,597
Accumulated amortization	(24,152)	(6,185)	(145)	(30,482)
Impairment	(4,661)	—	—	(4,661)

	$14,557	$2,757	$140	$17,454

Amortization of intangible assets, including adjustments for impairments, for the fiscal years ended June 30, 2005, 2004 and 2003 was $4,334,000, $3,218,000 and $17,259,000 respectively.

The estimated amortization of intangibles assumes no activities, such as acquisitions, which would result in additional amortizable intangibles, excludes the effect of previous impairments, and excludes the estimated amortization of mortgage servicing rights that were sold after June 30, 2005 as discussed in Note 21. Estimated amortization of intangible assets for each of the next five fiscal years is as follows (in thousands):

2006	$1,776
2007	822
2008	524
2009	322
2010	147

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 8: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying financial statements. The unpaid principal balances (in thousands) of these loans are summarized as follows:

	June 30,
	2005	2004
Mortgage loan portfolios serviced for
GNMA	$1,446	$1,958
FHLMC	93,564	108,871
FNMA	1,045,712	998,863
Other investors	11,918	16,462

	$1,152,640	$1,126,154

Custodial escrow balances maintained in connection with the foregoing loan servicing, which are held by Great Western, were approximately $8,927,000 and $8,513,000 at June 30, 2005 and 2004, respectively. At June 30, 2005 and 2004, the number of mortgage loan pools serviced for GNMA totaled six.

Following is an analysis of the changes in the mortgage servicing rights (in thousands):

	Years Ended June 30,
	2005	2004	2003
Balance at the beginning of period	$14,557	$5,274	$15,131
Additions	3,582	10,909	5,501
Sales	(269)	(3)	—
Amortization	(3,682)	(6,441)	(11,150)
Valuation adjustment, net	976	4,818	(4,208)

Balance at end of period	$15,164	$14,557	$5,274

Mortgage servicing rights had an estimated fair value of $15,164,000 and $14,557,000 at June 30, 2005 and 2004, respectively. A total valuation allowance of $3,606,000 and $4,661,000 was recorded as of June 30, 2005 and 2004, respectively.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 9: Deposits

The composition of deposits (in thousands) is as follows:

	June 30,
	2005	2004
Noninterest-bearing demand	$289,090	$252,759
NOW accounts, money market and savings	785,760	727,387
Time certificates, $100,000 or more	347,413	287,501
Other time certificates	722,567	646,417

	$2,144,830	$1,914,064

At June 30, 2005, the scheduled maturities of time certificates (in thousands) in subsequent fiscal years are as follows:

2006	$602,501
2007	240,339
2008	127,656
2009	73,639
2010	24,468
2011 and thereafter	1,377

$1,069,980

Note 10: Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

There were no federal funds purchased at June 30, 2005. Federal funds purchased totaled $8,630,000 at June 30, 2004.

Securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date totaled $97,964,000 and $87,180,000 at June 30, 2005 and 2004, respectively. Securities underlying the agreements had an amortized cost of approximately $113,507,000 and $94,926,000 and fair value of approximately $111,569,000 and $91,857,000 at June 30, 2005 and 2004, respectively. Great Western holds the securities under third-party safekeeping agreements. For the years ended June 30, 2005, 2004 and 2003, respectively, the maximum month-end balance of the agreements was $116,845,000, $87,180,000 and $69,144,000, and they had average balances of $94,349,000, $74,756,000 and $59,499,000 and average interest rates of 2.9%, 2.5% and 4.5%.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 11: Notes Payable

Notes payable consist of the following (in thousands):

	June 30,
	2005	2004
Subordinated capital notes to Capital Investors, LLC, due June 2015, interest paid quarterly at prime rate plus 100 basis points, unsecured (1).	$10,000	$—
Subordinated capital notes to Capital Investors, LLC, due March 2011, interest paid quarterly at prime rate plus 100 basis points, unsecured (1).	35,000	35,000
Subordinated capital notes, to shareholders, due December 2010, 10% interest paid quarterly, unsecured.	1,200	1,200
Note payable to bank, due March 2006, interest paid quarterly at LIBOR plus 150 basis points, annual principal payments of $2,250,000 due in April of each year, secured by stock in subsidiary banks. Payments have been made in advance on the note.	500	500
Notes payable to Federal Home Loan Bank (FHLB), interest rates from 1.90%-5.77% and maturity dates from July 2005 to October 2012, secured by real estate loans and FHLB stock, with various call dates at the option of the FHLB.	180,605	114,802
Notes payable to Federal Reserve Bank, consisting of treasury, tax and loan deposits, due on demand.	1,400	496
Other	122	57

	$228,827	$152,055

(1)	Capital Investors, LLC is owned by certain stockholders of Great Western.

Great Western has a $5,000,000 line of credit from an unaffiliated bank, secured by stock in subsidiary banks, with a maturity date of March 22, 2006. There were no advances on this line of credit as of June 30, 2005 or 2004. As of June 30, 2005, based on its Federal Home Loan Bank stockholdings, the combined aggregate borrowing capacity of Great Western is $100,075,000.

As of June 30, 2005, notes payable are due or callable (whichever is earlier) as follows (in thousands):

2006	$80,304
2007	46,250
2008	28,808
2009	5,000
2010	7,700
Thereafter	60,765

$228,827

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12: Subordinated Debentures

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

During the year ended June 30, 2004, Great Western applied the provisions of FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, to its trust preferred securities. The primary impact of this change was to report Great Western’s subordinated debt to the trusts on the face of the accompanying balance sheet for the current year, rather than the minority interest in the trusts, as presented for the prior year. This change did not have a material impact on Great Western’s total assets, liabilities, stockholders’equity or results of operations.

For regulatory purposes the Preferred Securities qualify as elements of capital. As of June 30, 2005, $54,924,000 of Preferred Securities were eligible for treatment as Tier 1 capital and $30,076,000 were eligible as Tier 2 capital.

Great Western caused to be issued 2,040,000 shares, $10 par value, of Company Obligated Mandatorily Redeemable Preferred Securities (Preferred Securities) of GWB Capital Trust I (formerly Spectrum Capital Trust I) on August 18, 1999. Cumulative cash distributions bear a 10.0% annual rate. Distribution payment dates are January 15, April 15, July 15 and October 15 of each year, and are payable in arrears. Great Western may, at one or more times, defer interest payments on the related Debentures for up to 20 consecutive quarters, following suspension of dividends on all capital stock, but not beyond thirty years from the issuance date. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The Debentures will be redeemed thirty years from the issuance date; however, subject to Great Western receiving prior approval of the Federal Event or a Tax Event. The Redemption Price is $10 per Preferred Security plus any accrued and unpaid distributions to the date of redemption. On or after August 18, 2004, subject to Great Western receiving prior approval of the Federal Reserve, if required, Great Western has the right to redeem the Debentures at the Redemption Price, in whole or in part, from time to time. Holders of the Preferred Securities have no voting rights. The Preferred Securities are unsecured and rank junior in priority of payment to all of Great Western’s indebtedness and senior to Great Western’s common and preferred stock.Reserve, if required, Great Western has the right to redeem the Debentures in whole, but not in part at the Redemption Price, as defined by the Subordinated Indenture, if a “Special Event” occurs prior to August 18, 2004. A “Special Event” means any Capital Treatment Event, an Investment Company

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12: Subordinated Debentures - Continued

Great Western Bancorporation, Inc. redeemed the Debentures under the Subordinated Indenture dated August 18, 1999. GWB Capital Trust I redeemed all Preferred Securities (2,040,000 Preferred Securities) on August 18, 2004.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 12: Subordinated Debentures - Continued

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

Note 13: Income Tax Matters

The provision for income taxes charged to operations consists of the following (in thousands):

	Years Ended June 30,
	2005	2004	2003
Currently paid or payable
Federal	$12,881	$12,142	$13,589
State	1,928	1,847	1,585
Deferred expense (benefit)	1,493	96	(5,335)

	$16,302	$14,085	$9,839

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following (in thousands):

	Years Ended June 30,
	2005	2004	2003
Computed “expected” tax expense increase (decrease) in incomes taxes resulting from	$16,448	$13,999	$9,236
Tax exempt interest income, net	(1,150)	(972)	(1,084)
State income taxes, net of federal benefit	1,253	1,201	1,011
Other	(249)	(143)	676

	$16,302	$14,085	$9,839

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 13: Income Tax Matters - Continued

Net deferred tax assets (liabilities) (in thousands) consist of the following components:

	June 30,
	2005	2004
Deferred tax assets
Allowance for loan losses	$8,841	$7,682
Compensation	448	382
Net operating loss carryforward	581	627
Deposits	59	174
Mortgage servicing rights	4,515	5,800
Securities available for sale	1,150	2,338
Other	753	917

	16,347	17,920

Deferred tax liabilities
Premises and equipment	(3,602)	(3,244)
Core deposit intangible	(193)	(257)
Other	(2,283)	(1,218)

	(6,078)	(4,719)

Net deferred tax asset	$10,269	$13,201

In the accompanying consolidated balance sheets, net deferred tax assets are included in other assets. The deferred tax asset amounts above include no valuation allowance.

Retained earnings at June 30, 2005 includes approximately $1,107,000 related to the pre-1998 allowance for loan losses of an acquired savings bank for which no deferred income tax liability has been recognized. If Great Western no longer qualifies as a bank or in the event of a liquidation of Great Western, income would be created, for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was $367,000 at June 30, 2005.

Note 14: Deferred Compensation

Great Western has entered into deferred compensation agreements with certain officers, directors and employees which provide for payments to the employees or their beneficiaries over a period of ten years beginning at age 65 or prior, due to death or disability. The level of payments is dependent upon Great Western’s earnings during employment. The net present value of the payments is being accrued over the respective employees’ expected employment service period. Deferred compensation charged to expense during the years ended June 30, 2005, 2004, and 2003 was $210,000, $229,000 and $167,000, respectively, with a total amount accrued as of June 30, 2005 and 2004 of $1,221,000 and $1,055,000, respectively.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 15: Profit Sharing-Plan

Great Western participates in a multiple employer 401(k) profit sharing plan (the Plan). All employees are eligible to participate beginning with the first day of the month coincident with or immediately following the completion of one year of service and having reached the age of 21. In addition to employee contributions, Great Western may contribute discretionary amounts for eligible participants. Contribution rates for participating employers must be equal. Great Western contributed $1,307,000, $852,000 and $1,240,000 to the Plan for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Great Western and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes Great Western and its bank subsidiaries meet all capital adequacy requirements to which they are subject as of June 30, 2005 and 2004.

The most recent notifications from the regulatory agencies categorize each of Great Western’s bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since those notifications that management believes have changed the categories.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 16: Regulatory Restrictions - Continued

Actual capital amounts and ratios are also presented in the following table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total capital (to risk-weighted assets):
Consolidated	$264,637	11.72%	$180,620	8.00%	N/A	N/A
Great Western Bank, Watertown	99,456	11.54	68,968	8.00	$86,210	10.00%
Great Western Bank, Omaha	104,111	11.13	74,858	8.00	93,573	10.00
Great Western Bank, Clive	48,225	10.71	36,038	8.00	45,047	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	161,759	7.16	90,310	4.00	N/A	N/A
Great Western Bank, Watertown	91,035	10.56	34,484	4.00	51,726	6.00
Great Western Bank, Omaha	83,674	8.94	37,429	4.00	56,144	6.00
Great Western Bank, Clive	42,609	9.46	18,019	4.00	27,028	6.00

Tier 1 capital (to average assets):
Consolidated	161,759	6.10	106,058	4.00	N/A	N/A
Great Western Bank, Watertown	91,035	8.68	41,975	4.00	52,469	5.00
Great Western Bank, Omaha	83,674	8.27	40,486	4.00	50,608	5.00
Great Western Bank, Clive	42,609	7.35	23,191	4.00	28,989	5.00

As of June 30, 2004
Total capital (to risk-weighted assets):
Consolidated	$256,535	13.20%	$155,444	8.00%	N/A	N/A
Great Western Bank, Watertown	89,074	11.55	61,719	8.00	$77,149	10.00%
Great Western Bank, Omaha	82,414	10.52	62,672	8.00	78,340	10.00
Great Western Bank, Clive	44,486	11.72	30,355	8.00	37,944	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	140,099	7.21	77,722	4.00	N/A	N/A
Great Western Bank, Watertown	81,196	10.52	30,860	4.00	46,289	6.00
Great Western Bank, Omaha	73,406	9.37	31,336	4.00	47,004	6.00
Great Western Bank, Clive	39,730	10.47	15,177	4.00	22,766	6.00

Tier 1 capital (to average assets):
Consolidated	140,099	5.90	95,036	4.00	N/A	N/A
Great Western Bank, Watertown	81,196	8.40	38,684	4.00	48,355	5.00
Great Western Bank, Omaha	73,406	8.23	35,659	4.00	44,574	5.00
Great Western Bank, Clive	39,730	7.89	20,138	4.00	25,172	5.00

Limitations exist on the availability of the subsidiary banks’ undistributed income for the payment of dividends without prior approval of the regulatory authorities. At June 30, 2005, approximately $70,996,000 of the banks’ retained earnings were available for dividend declaration without prior regulatory approval.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 17: Stock Purchase and Redemption Agreement

Great Western has entered into a stock purchase agreement with one minority stockholder of a subsidiary bank under which Great Western has the option to acquire the bank stock held by the minority shareholder during his lifetime or upon death or termination of employment, the minority shareholder or his personal representative in the event of his death or termination, shall have the option to require Great Western to purchase the bank stock. If the purchase occurred on June 30, 2005, the total purchase price, based on a formula price related to book value, would be approximately $4,542,000, which is recorded as a component of minority interest.

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

	June 30,
	2005	2004
Commitments to extend credit	$475,641	$381,151
Letters of credit	17,144	14,464

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

Construction in Progress

Great Western has entered into contracts to complete construction of additional facilities. Total estimated costs to complete these projects are approximately $1,891,000 at June 30, 2005.

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

Note 19: Transactions with Related Parties

Great Western and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties). Total loans committed to related parties were approximately $12,195,000 and $22,543,000 at June 30, 2005 and 2004, respectively. Loan transactions during the years ended June 30, 2005 and 2004 consisted of new loans of $8,443,000 and $10,349,000, respectively, repayments of $8,250,000 and $8,804,000, respectively, and other reductions due to changes in the composition of the related party group of $10,541,000 and $1,728,000, respectively. In addition, interest paid to related parties for notes payable as discussed in Note 11 was $1,998,000, $1,765,000, and $1,954,000 for the years ended June 30, 2005, 2004 and 2003, respectively. See Note 12 for additional discussion on interest to related parties. These transactions have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Spectrum Life Insurance Company and Spectrum Financial Services, Inc. are affiliates of Great Western. Deryl F. Hamann and his children own them, directly or indirectly, individually or as trustee. Spectrum Life Insurance Company reinsures certain credit life, accident and health insurance policies sold by Great Western’s subsidiary banks and unaffiliated banks as agents for an unaffiliated insurance company. Spectrum Life Insurance Company reinsures certain of the mortality and morbidity risks under such policies in accordance with separate treaties with the unaffiliated insurance company, and received compensation from such insurance company of $1,014,000 during Great Western’s fiscal year ended June 30, 2005, $1,057,000 for the year ended June 30, 2004, and $1,074,000 for the year ended June 30, 2003, for assuming such reinsurance risks with respect to credit insurance originated by Great Western’s subsidiary banks. Great Western’s subsidiary banks receive a commission on such sales of credit insurance as permitted by applicable state law.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 19: Transactions with Related Parties - Continued

In addition, Spectrum Financial Services, Inc. receives a commission as general agent from the unaffiliated insurance company on such sales of credit insurance where permitted by law. Such commissions on credit life insurance originated by Great Western’s subsidiary banks was $18,000 during the fiscal year ended June 30, 2005, $27,000 during the fiscal year ended June 30, 2004 and $54,000 during the fiscal year ended June 30, 2003.

The common stockholders of Great Western formed Capital Investors, LLC in March 2001 for the purpose of financing the purchase of Great Western’s subordinated capital notes. This structure was designed to meet requirements of the third party lender to Capital Investors and to qualify Great Western’s subordinated capital notes as Tier II capital for regulatory purposes. In addition to the previously issued $35,000,000, Great Western Bank, Omaha issued an additional $10,000,000 in subordinated capital notes on June 13, 2005. The subordinated capital notes bear interest at a floating rate of one percent per annum over prime rate and are due March 23, 2011 and June 13, 2015, respectively, with interest payable quarterly. The interest rates at June 30, 2005 are 6.75% and 7.00%, respectively, and reset quarterly on July 1, October 1, January 1, and April 1. Great Western and Great Western Bank, Omaha have the right, subject to regulatory approval, to prepay the subordinated capital notes without penalty. Great Western’s obligations under its preferred securities guarantee and the junior subordinated debentures are unsecured and rank junior to Great Western and Great Western Bank, Omaha’s obligations under its subordinated capital notes.

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

Capital Investors negotiated a loan from an unaffiliated bank of $10,000,000 to purchase Great Western Bank, Omaha’s subordinated capital notes. The loan bears interest at a floating rate of 150 basis points above the Eurodollar rate fixed at intervals ranging from 30 to 90 days. The initial interest rate is 4.89%. Interest is payable quarterly and the principal is due on June 13, 2010.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 20: Fair Value of Financial Instruments and Interest Rate Risk

The estimated fair values of Great Western’s financial instruments are (in thousands) as follows:

	June 30,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$71,178	$71,178	$49,768	$49,768
Federal funds sold and FHLB overnight deposits	15,608	15,608	26,642	26,642
Certificate of deposit	—	—	99	99
Securities	384,065	384,065	364,847	364,847
Loans receivable	2,103,406	2,098,030	1,832,215	1,835,711
Mortgage servicing rights	15,164	15,164	14,557	14,557
Accrued interest receivable	16,264	16,264	14,309	14,309

Financial Liabilities
Deposits	(2,144,830)	(2,148,846)	(1,914,064)	(1,920,246)
Federal funds purchased and securities sold under agreements to repurchase	(97,964)	(97,964)	(95,810)	(95,810)
Notes payable	(228,827)	(227,888)	(152,055)	(152,568)
Subordinated debentures	(87,631)	(87,708)	(108,662)	(108,947)
Accrued interest payable	(11,192)	(11,192)	(9,146)	(9,146)

The estimated fair value of commitments to extend credit and letters of credit at June 30, 2005 and 2004 is immaterial. Loan commitments on which the committed interest rate is less than the current market rate are also immaterial at June 30, 2005 and 2004.

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

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 21: Subsequent Event

On July 31, 2005, Great Western Bank, Omaha sold $14,155,000 in mortgage servicing rights to an unrelated third party. The unpaid principal balance of loans serviced was $1,017,422,000 and custodial escrow balances were $7,599,000. The final loss on the sale will be determined on November 1, 2005 and is dependent on the prepayment of the loans serviced. The estimated loss on the sale is not expected to be material.

Note 22: Condensed Financial Statements - Parent Company Only

The following presents condensed parent company only financial statements for Great Western Bancorporation, Inc.

	Condensed Balance Sheets June 30,
	2005	2004
	(In thousands)
Assets
Cash	$8,402	$37,350
Investment in subsidiaries	272,736	246,233
Other assets	3,969	4,022

Total assets	$285,107	$287,605

Liabilities
Notes payable	$124,331	$145,362
Accounts payable and accrued liabilities	1,598	3,123

Total liabilities	125,929	148,485

Stockholders’ equity
Preferred stock	1,700	11,700
Common stock	124	124
Additional paid-in capital	2,029	2,032
Retained earnings	157,330	129,106
Accumulated other comprehensive loss, net	(2,005)	(3,842)

Total stockholders’ equity	159,178	139,120

Total liabilities and stockholders’ equity	$285,107	$287,605

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 22: Condensed Financial Statements - Parent Company Only - Continued

	Condensed Statements of Income Years Ended June 30,
	2005	2004	2003
	(In thousands)
Income
Dividends received from subsidiaries	$12,984	$9,257	$12,454
Real estate brokerage commissions	—	8	14
Interest	367	170	45
Other	15	18	12

Total income	13,366	9,453	12,525

Expense
Salaries and employee benefits	868	914	808
Interest	8,414	8,081	7,622
Other	1,556	1,801	552

Total expenses	10,838	10,796	8,982

Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	2,528	(1,343)	3,543

Income tax benefit	3,906	4,256	3,143

Income before equity in undistributed income of subsidiaries	6,434	2,913	6,686

Equity in undistributed income of subsidiaries	23,607	22,418	9,245

Net income	$30,041	$25,331	$15,931

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 22: Condensed Financial Statements - Parent Company Only - Continued

	Condensed Statements of Cash Flows Years ended June 30,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$30,041	$25,331	$15,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other	62	858	37
Equity in undistributed income of subsidiaries	(23,607)	(22,418)	(9,245)
Changes in deferrals and accruals
Other assets	978	845	(613)
Accounts payable and accrued liabilities	(599)	(1,452)	(580)

Net cash provided by operating activities	6,875	3,164	5,530

Cash flows from investing activities
Investment in subsidiaries	(3,000)	(9,000)	(605)
Purchase of trust common securities	—	(1,467)	—
Proceeds from sale trust common securities	631	—	—
Purchase of securities available for sale	(553)	(101)	(120)
Other	287	147	—

Net cash used in investing activities	(2,635)	(10,421)	(725)

Cash flows from financing activities
Proceeds from notes payable	—	—	10,310
Proceeds from issuance of subordinated debentures	—	48,867	—
Payments on notes payable	(337)	(7,000)	(10,000)
Purchase of subordinated debentures for retirement	(21,031)	—	—
Purchase of minority interest in subsidiary	—	—	(764)
Debt issuance costs incurred	—	(276)	—
Deemed dividend to affiliate	—	—	196
Dividends paid	(1,587)	(1,496)	(1,471)
Stock purchased for retirement	(10,233)	(1,182)	(122)

Net cash provided by (used in) financing activities	(33,188)	38,913	(1,851)

Net increase (decrease) in cash	(28,948)	31,656	2,954
Cash at beginning of year	37,350	5,694	2,740

Cash at end of year	$8,402	$37,350	$5,694

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 22: Condensed Financial Statements - Parent Company Only - Continued

Long-Term Obligations

As of June 30, 2005, a $500,000 note payable is due in 2006 and the remaining capital notes of $36,200,000 and subordinated debentures of $87,631,000 are due in years after 2010.

Note 23: Quarterly Financial Information (Unaudited)

(Dollars in thousands except earnings per share data)

	Year Ended June 30, 2005
	First	Second	Third	Fourth
Total interest income	$33,483	$35,815	$36,632	$39,407
Net interest income	22,313	23,914	24,013	25,121
Provision for loan losses	856	1,236	1,175	1,825
Net income	7,160	7,555	7,541	7,785
Basic earnings per common share	55.51	60.71	58.47	62.67

	Year Ended June 30, 2004
	First	Second	Third	Fourth
Total interest income	$30,244	$30,248	$30,753	$32,240
Net interest income	19,581	20,025	20,413	21,403
Provision for loan losses	955	1,332	869	1,168
Net income	6,816	5,568	6,381	6,565
Basic earnings per common share	52.15	44.26	49.07	52.73

Note 24: Recent Accounting Pronouncements

In March 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF No. 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This Issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

Great Western Bancorporation, Inc.

Notes to Consolidated Financial Statements

Note 24: Recent Accounting Pronouncements - Continued

In September 2004, the Financial Accounting Standards Board (FASB) decided to delay the effective date for the measurement and recognition guidance contained in EITF No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF No. 03-1 was not delayed.

In June of 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed EITF No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF No. 03-1” as final. EITF No. 03-1-a supercedes EITF No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon a Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final guidance (retitled SFAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1. SFAS No. 115-1 will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. SFAS No. 115-1 is effective for periods beginning after September 15, 2005.

The American Institute of Certified Public Accountants issued Statement of Position No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP No. 03-3). SOP No. 03-3 prohibits the “carrying over” or creation of valuation allowances in the initial accounting of certain loans acquired in a transfer. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination that fall within the scope of the SOP. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.

In May 2005, Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), was issued. This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB No. 20”), and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.