Form 10-Q
period 2005-09-30
GREAT WESTERN BANCORPORATION INC
filed 2005-10-31
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 001-15215

GREAT WESTERN BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Iowa	42-0867112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9290 West Dodge Road, Suite 203, Omaha, NE 68114

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at October 31, 2005
Common Stock, $1.00 par value	123,650 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2005

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

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005	June 30, 2005
	(unaudited)
Assets
Cash and due from banks	$67,696	$71,178
Federal funds sold and FHLB overnight deposits	32,616	15,608

Cash and cash equivalents	100,312	86,786

Securities available for sale	413,692	384,065
Investment in affiliates	2,631	2,631
Loans, net of allowance for loan losses of $25,889 and $25,701	2,081,202	2,103,406
Premises and equipment, net	54,399	54,017
Accrued interest receivable	19,484	16,264
Core deposit intangible and other, net	2,696	2,935
Goodwill, net	53,594	53,594
Mortgage servicing rights, net	776	15,164
Other assets	16,856	20,747

Total assets	$2,745,642	$2,739,609

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$270,026	$289,090
Interest bearing	1,889,326	1,855,740

Total deposits	2,159,352	2,144,830
Federal funds purchased and securities sold under agreements to repurchase	104,711	97,964
FHLB advances and other borrowings	159,262	182,127
Notes payable	46,580	46,700
Subordinated debentures	87,631	87,631
Accrued interest and other liabilities	18,292	16,674

Total liabilities	2,575,828	2,575,926

Minority interests	4,584	4,505

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting	1,700	1,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 123,650 shares	124	124
Additional paid-in capital	2,029	2,029
Retained earnings	164,569	157,330
Accumulated other comprehensive loss	(3,192)	(2,005)

Total stockholders’ equity	165,230	159,178

Total liabilities and stockholders’ equity	$2,745,642	$2,739,609

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	September 30, 2005	September 30, 2004
Interest and Dividend Income
Loans	$36,926	$29,975
Taxable securities	3,225	2,939
Nontaxable securities	401	382
Dividends on securities	76	79
Federal funds sold and other	162	59
Trust common securities	50	49

Total interest and dividend income	40,840	33,483

Interest Expense
Deposits	11,278	7,660
Federal funds purchased and securities sold under agreements to repurchase	557	283
FHLB advances and other borrowings	1,450	1,087
Notes payable	850	493
Subordinated debentures	1,661	1,647

Total interest expense	15,796	11,170

Net Interest Income	25,044	22,313
Provision for Loan Losses	1,255	856

Net Interest Income After Provision for Loan Losses	23,789	21,457

Noninterest Income
Service charges and other fees	5,275	4,352
Net gain from sale of loans	1,040	966
Loan servicing fees	246	1,010
Gain on sale of securities, net	20	20
Trust department income	552	496
Loss on sale of mortgage servicing rights	(1,219)	—
Other	1,266	681

Total noninterest income	7,180	7,525

Noninterest Expense
Salaries and employee benefits	10,205	9,419
Occupancy expenses, net	1,488	1,181
Data processing	1,150	1,020
Equipment expenses	846	808
Advertising	1,191	1,046
Professional fees	1,039	945
Communication expense	590	566
Amortization of core deposit and other intangibles	353	350
Amortization and valuation adjustments of mortgage servicing rights	235	668
Other	1,747	1,683

Total noninterest expense	18,844	17,686

Income Before Income Taxes and Minority Interests	12,125	11,296
Provision for Income Taxes	4,445	3,977

Income Before Minority Interests	7,680	7,319
Minority Interests	174	159

Net Income	$7,506	$7,160

Basic Earnings Per Common Share	$60.40	$55.51

Cash Dividends Per Share Declared on Common Stock	$1.85	$1.85

Weighted Average Shares Outstanding	123,650	123,802

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended

(In thousands)

(unaudited)

	September 30, 2005	September 30, 2004
Net Cash Provided By Operating Activities	$11,410	$6,925

Investing Activities
Proceeds from maturities of certificate of deposit	—	99
Proceeds from sales and maturities of securities available for sale	11,318	30,776
Purchase of securities available for sale	(42,883)	(41,546)
Proceeds from sale of other real estate owned	3,452	448
Proceeds from redemption of trust common securities	—	631
Net (increase) decrease in loans	20,928	(56,821)
Proceeds from sale of premises and equipment	15	43
Purchase of premises and equipment	(1,580)	(3,071)
Proceeds from sale of mortgage servicing rights	12,936	—
Purchase of mortgage servicing rights	—	(42)

Net cash provided by (used in) investing activities	4,186	(69,483)

Financing Activities
Retirement of subordinated debentures	—	(21,031)
Net increase in deposits	14,522	22,435
Net increase in federal funds purchased and securities sold under agreements to repurchase	6,747	17,836
Net increase (decrease) in FHLB advances and other borrowings	(22,865)	42,983
Principal payments on notes payable	(120)	—
Payment of other liabilities	(14)	(2,555)
Dividends paid, including ($73) and ($63) paid to minority interests, respectively	(340)	(580)

Net cash provided by (used in) financing activities	(2,070)	59,088

Net increase (decrease) in cash and cash equivalents	13,526	(3,470)

Cash and cash equivalents:
Cash and Cash Equivalents – Beginning of Year	86,786	76,410

Cash and Cash Equivalents – End of Quarter	$100,312	$72,940

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$15,370	$11,252
Cash payments for income taxes	648	637
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	(1,187)	4,961
Purchase of mortgage servicing rights included in other liabilities	—	2,031
Loans transferred to other real estate owned and other assets	613	242

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

The June 30, 2005 consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The consolidated financial statements as of September 30, 2005 and for the three months ended September 30, 2005 and 2004 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission. Results for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for future periods.

2. Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $287,000 in the three months ended September 30, 2005 and September 30, 2004 reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3. Comprehensive Income.

Comprehensive income was $6,319,000 and $12,121,000 for the three months ended September 30, 2005 and September 30, 2004. The difference between comprehensive income and net income presented in the Condensed Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4. Legal Proceedings.

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against Great Western or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

5. Sale of Mortgage Servicing Rights.

On July 31, 2005, Great Western Bank, Omaha sold $14,155,000 in mortgage servicing rights to an unrelated third party. The mortgage servicing rights sold had an original value of $39,770,000, less accumulated amortization of $22,439,000 and valuation adjustments of $3,176,000. The unpaid principal balance of the loans related to the mortgage servicing rights sold was $1,017,422,000. The related custodial escrow balances were $7,599,000.

The mortgage servicing rights were sold for $14,040,000 less $1,104,000 in fees and selling costs. The net proceeds received were $12,936,000 resulting in a pretax loss of $1,219,000. The final loss on the sale is contractually dependent upon the level of prepayments for a 90-day period ending October 31, 2005. Any adjustment to the loss on the sale of the mortgage servicing rights is expected to be immaterial.

Great Western Bank, Omaha will continue to service certain loans that it originates and will continue to service mortgages pursuant to purchased mortgage servicing rights which were not sold on July 31, 2005. Great Western Bank, Omaha may sub-service for others, but presently does not intend to purchase additional mortgage servicing rights. The balance of mortgage servicing rights at September 30, 2005 was $776,000. The balance of the mortgage servicing rights had an original value of $3,901,000, less accumulated amortization of $2,898,000 and valuation adjustments of $227,000.

6. Loans Held for Resale.

Included in loans are loans originated for resale of $9,549,000 at September 30, 2005 and $11,034,000 at June 30, 2005.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2005, have remained unchanged from June 30, 2005. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,713,545,000 for the three months ended September 30, 2005 compared to $2,462,285,000 for the three months ended September 30, 2004, representing a 10.20% increase. Average interest-earning assets were $2,522,918,000 for the three months ended September 30, 2005 and $2,275,873,000 (as revised to be comparable to current year calculations) for the three months ended September 30, 2004, representing a 10.85% increase. Average assets and average interest-earning assets increased due to internal growth and acquisitions.

Total assets were $2,745,642,000 at September 30, 2005, an increase of $6,033,000 or 0.22% from June 30, 2005. The increase in total assets is due to a $17,008,000 increase in federal funds sold and FHLB overnight deposits and a $29,627,000 increase in securities available for sale, offset by a $22,204,000 decrease in loans, net of unearned fees and the allowance for loan losses and a $14,388,000 decrease in mortgage servicing rights.

Federal funds sold and FHLB overnight deposits were $32,616,000 and $15,608,000 at September 30, 2005 and June 30, 2005, respectively. The increase of $17,008,000 or 108.97% was primarily due to investing excess funds generated by the decrease in loans and the increase of interest bearing deposits as the result of advertising campaigns during the three months ended September 30, 2005.

Securities available for sale were $413,692,000 at September 30, 2005, and $384,065,000 at June 30, 2005. The increase of $29,627,000 or 7.71% was primarily due to investing excess funds generated by the decrease in loans, the increase of interest bearing deposits as the result of advertising campaigns during the three months ended September 30, 2005, and the sale of the mortgage servicing rights. Securities available for sale with unrealized losses were $359,305,000 at September 30, 2005 with total unrealized losses of $6,246,000. Securities available for sale with unrealized losses were $281,433,000 at June 30, 2005 with total unrealized losses of $4,565,000. The unrealized losses for longer than twelve continuous months were $3,561,000 at September 30, 2005 and $3,166,000 at June 30, 2005. The unrealized losses for all such securities are a direct result of changes in interest rates. Great Western has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value.

Loans, net of unearned fees and the allowance for loan losses, decreased by $22,204,000 or 1.06% due to a decline in loan originations and the payoff of several large construction and commercial real estate loans during the three months ended September 30, 2005. Included are loans originated for resale of $9,549,000 at September 30, 2005, a decrease of $1,485,000 when compared to $11,034,000 at June 30, 2005. The decrease in loans originated for resale is due to the timing of the sale of loans in the secondary market.

Mortgage servicing rights, net, were $776,000 at September 30, 2005, a decrease of $14,388,000 or 94.88%, from June 30, 2005. The decrease was the result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

The allowance for loan losses increased by $188,000 to $25,889,000 at September 30, 2005 from $25,701,000 at June 30, 2005. The increase primarily resulted from the recoveries of loans charged-off in prior periods. The allowance represented 1.23% and 1.22% of loans, net of unearned fees as of September 30, 2005 and June 30, 2005.

For the three months ended September 30, 2005, Great Western’s annualized return on average assets (“ROA”) was 1.11%, compared to 1.16% for the three months ended September 30, 2004. Return on average stockholders’ equity (“ROE”) for the three months ended September 30, 2005 and 2004 was 18.51% and 19.76%, respectively. The decreases in ROA and ROE are due to a 4.83% increase in net income for the three months ending September 30, 2005 compared to a 10.20% increase in average assets and a 11.92% increase in average equity from the same period a year ago.

Cash and cash equivalents and securities available for sale totaled $514,004,000 or 18.72% of total assets at September 30, 2005, compared to $470,851,000 or 17.19% at June 30, 2005.

At September 30, 2005, the Company’s leverage ratio was 6.49%, Tier 1 risk-based capital ratio was 7.75%, and total risk-based capital ratio was 12.25%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At September 30, 2005, the Company had net risk-weighted assets of $2,234,352,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2005 and September 30, 2004.

Net Interest Income

Total interest income for the three months ended September 30, 2005 was $40,840,000, a 21.97% increase from $33,483,000 for the three months ended September 30, 2004. The increase was primarily due to an increase of $6,951,000 in interest earned on loans. See the volume vs. rate table, which follows, for a detailed analysis of the increase in total interest income. Average interest-earning assets were $2,522,918,000 for the three months ended September 30, 2005, an increase of $247,045,000 or 10.85% from $2,275,873,000 (as revised to be comparable to current year calculations) for the three months ended September 30, 2004.

Total interest expense for the three months ended September 30, 2005 was $15,796,000, a 41.41% increase from $11,170,000 for the three months ended September 30, 2004. The increase is primarily due to a $3,618,000 increase in interest expense on deposits. See the volume vs. rate table, which follows, for a detailed analysis of the increase in total interest expense. Average interest-bearing liabilities were $2,252,928,000 for the three months ended September 30, 2005, an increase of $220,695,000 or 10.86% from $2,032,233,000 (as revised to be comparable to current year calculations) for the three months ended September 30, 2004.

Net interest income was $25,044,000 for the three months ended September 30, 2005, compared to $22,313,000 for the same period in 2004, an increase of 12.24%. Great Western’s net interest margin increased to 3.97% for the three months ended September 30, 2005 from 3.92% for the three months ended September 30, 2004.

The following table presents the average balances of Great Western for the three months ended September 30, 2005 and September 30, 2004 and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, assuming a 35% tax rate. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$2,105,970	$36,926	7.01%	$1,880,522	$29,975	6.38%
Investment securities:
Taxable	354,639	3,301	3.72%	333,848	3,018	3.62%
Tax exempt	41,055	617	6.01%	38,938	587	6.03%
Federal funds sold and other	18,623	162	3.48%	19,619	59	1.20%
Trust common securities	2,631	50	7.60%	2,946	49	6.71%

Total interest-earning assets	$2,522,918	$41,056	6.51%	$2,275,873	$33,688	5.92%

Interest-bearing liabilities:
Demand, savings, and money market	$764,055	$2,297	1.20%	$739,763	$1,422	0.77%
Time deposits	1,100,659	8,981	3.26%	930,857	6,238	2.68%

Total interest-bearing deposits	1,864,714	11,278	2.42%	1,670,620	7,660	1.83%
FHLB borrowings, federal funds purchased, and repos	253,943	2,007	3.16%	226,767	1,370	2.42%
Notes payable	46,640	850	7.29%	36,700	493	5.38%
Subordinated debentures	87,631	1,661	7.58%	98,146	1,647	6.71%

Total interest bearing liabilities	$2,252,928	$15,796	2.80%	$2,032,233	$11,170	2.20%

Net Interest Income (TE basis)		$25,260			$22,518
Interest rate spread			3.71%			3.72%
Net interest margin (TE basis)			4.00%			3.96%

Ratio of average interest-bearing liabilities to average interest-earning assets	89.30%			89.29%

The following table presents the changes in the components of net interest income and identifies the portion of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the portion of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate changes in the table have been allocated to volume or rate change in proportion to the absolute dollar amounts of the change in each. The table is presented on a tax-equivalent basis, assuming a 35% tax rate.

	Three Months Ended September 30, 2005 vs. September 30, 2004 Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$3,790	$3,161	$6,951
Investment securities:
Taxable	192	91	283
Tax exempt	43	(13)	30
Federal funds sold and other	(21)	124	103
Trust common securities	1	—	1

Total interest income	4,005	3,363	7,368

Interest-bearing liabilities
Demand, savings, and money market	$48	$827	$875
Time deposits	1,251	1,492	2,743

Total interest-bearing deposits	1,299	2,319	3,618
FHLB borrowings, federal funds purchased, and repos	178	459	637
Notes payable	154	203	357
Subordinated debentures	(766)	780	14

Total interest expense	865	3,761	4,626

Increase in net interest income	$3,140	(398)	$2,742

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2005 was $1,255,000, compared to $856,000 for the three months ended September 30, 2004. The increase was due to an increase in estimated loan losses for the current period.

Noninterest Income

Noninterest income for the three months ended September 30, 2005 was $7,180,000, a decrease of $345,000 or 4.59% over the same period last fiscal year. The decrease primarily resulted from the $1,219,000 loss on the sale of mortgage servicing rights and the $764,000 decrease in loan servicing fees, offset by the increase of $923,000 in service charges and other fees and the $585,000 increase in other noninterest income.

The loss on the sale of mortgage servicing rights and the decrease of the loan servicing fees is a result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

Service charges and other fees increased to $5,275,000 during the three months ended September 30, 2005 from $4,352,000 during the three months ended September 30, 2004. The $923,000 or 21.21% increase is a result of the increase in overdraft and non-sufficient fund charges. The increase in overdraft and non-sufficient fund charges is primarily due to the increased number of demand deposit accounts and the increased promotion of certain demand deposit products since September 30, 2004.

Other noninterest income increased to $1,266,000 during the three months ended September 30, 2005 from $681,000 during the three months ended September 30, 2004. The increase of $585,000 or 85.90% is primarily the result of a $334,000 increase in the gain on sale of other real estate owned and a $75,000 increase in the insurance commissions.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2005 was $18,844,000, an increase of $1,158,000 or 6.55% over the same period last fiscal year. The increase resulted primarily from a $786,000 increase in salaries and employee benefits expense, a $307,000 increase in occupancy expense, a $130,000 increase in data processing expense and a $145,000 increase in advertising expense. The increase in noninterest expense was partially offset by the decrease of $433,000 of the amortization and valuation adjustments of mortgage servicing rights.

Salaries and employee benefits expense increased by $786,000 or 8.34%, to $10,205,000 for the three months ended September 30, 2005 from $9,419,000 for the three months ended September 30, 2004. Contributing to the increase in salaries and employee benefit expense was an increase in full time employees. The total number of full time employees increased as a result of acquisitions and de novo branch expansion since September 30, 2004. The approximate number of full time employees at September 30, 2005 was 859 compared to 781 at September 30, 2004, an increase of 78 full time employees or 9.99%.

Occupancy expense increased by $307,000 or 25.99%, to $1,488,000 for the three months ended September 30, 2005 from $1,181,000 for the three months ended September 30, 2004. The increase is a result of the increased number of banking locations. The number of banking locations was 85 at September 30, 2005 and 72 at September 30, 2004, an increase of 13 locations.

Data processing expense increased by $130,000 or 12.75% to $1,150,000 for the three months ended September 30, 2005 from $1,020,000 for the three months ended September 30, 2004. The increase in data processing costs was a result of the increased number of banking locations and the dollar volume of loan and deposit accounts maintained on Great Western’s core banking applications.

Advertising expense increased by $145,000 or 13.86% to $1,191,000 for the three months ended September 30, 2005 from $1,046,000 for the three months ended September 30, 2004. The increase is due to certificate of deposit advertising campaigns conducted during the three months ended September 30, 2005.

The $433,000 decrease in the amortization and valuation adjustments of mortgage servicing rights is a result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

Income Taxes

Income taxes for the three months ended September 30, 2005 and September 30, 2004 were $4,445,000 and $3,977,000. The increase is due to a 7.34% or $829,000 increase in pretax income and an increase in the effective tax rate. The effective tax rate for the three months ended September 30, 2005 and September 30, 2004, were 36.66% and 35.21%, respectively. The effective income tax rate is higher for the 2005 period compared to the 2004 period due to a change in permanent taxable differences.

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

There has not been a material change in the interest rate sensitivity of the Company during the three months ended September 30, 2005.

ITEM 4: CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of Great Western’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Deryl F. Hamann, Chairman of the Board, Chief Executive Officer, and James R. Clark, Chief Financial Officer, believe that Great Western’s disclosure controls and procedures were effective as of September 30, 2005.

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005 through the date of this quarterly report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

GREAT WESTERN BANCORPORATION, INC.

Date: October 31, 2005	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: October 31, 2005	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary and Treasurer
(Principal Financial Officer)