Form 10-K/A
period 2005-06-30
GREAT WESTERN BANCORPORATION INC
filed 2006-01-30
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A (Amendment No. 1) is solely to amend Exhibits 32.1 and 32.2 previously filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Exhibits 32.1 and 32.2 were amended to include the date that the Chief Executive Officer and Chief Financial Officer signed the exhibit. No other information contained in the Form 10-K is being changed by this amendment.

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

CRITICAL ACCOUNTING POLICIES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosures included within this Form 10-K/A Annual Report, are based on Great Western’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses, and a valuation of mortgage servicing rights and intangibles. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. Great Western’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” under “Nature of Operations and Summary of Significant Accounting Policies.” Three of Great Western’s more critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements; these are related to the allowance for loan losses, mortgage servicing rights and intangibles.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Great Western at June 30, 2005 and 2004, together with the Report of the Independent Registered Public Accounting Firm, are included in this Form 10-K/A below.

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

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005 through the date of this Annual Report on Form 10-K/A, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of the year covered by this Form 10-K/A, Great Western properly disclosed all reportable information required to be disclosed on Form 8-K.

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

(3) Exhibits

(a) (3) EXHIBITS

REGULATION S-K EXHIBIT NUMBER	DOCUMENT	REFERENCE TO PRIOR FILING OR EXHIBIT NUMBER ATTACHED HERETO	SEQUENTIAL PAGE NUMBER WHERE ATTACHED EXHIBITS ARE LOCATED IN THIS FORM 10-K/A REPORT
2.2	Agreement and Plan of Merger dated May 25, 2000, between Great Western Bancorporation, Inc. and Citizens Corporation.	(2)	Not Applicable

2.3	Agreement dated November 14, 2000, between Jack K. Harvey and Great Western Securities, Inc.	(2)	Not Applicable

2.4	Agreement and Plan of Merger dated December 16, 2000, between Great Western Bancorporation, Inc. and Great Western Securities, Inc.	(2)	Not Applicable

3.1	Articles of Amendment to Articles of Incorporation of Great Western Bancorporation, Inc.	(1)	Not Applicable

3.2	Bylaws of Great Western Bancorporation, Inc.	(1)	Not Applicable

4.1	Form of Subordinated Indenture dated August 18, 1999, entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(1)	Not Applicable

4.1	Form of Subordinated Indenture dated March 19, 2001 entered into between the Registrant and Wilmington Trust Company, as Indenture Trustee.	(2)	Not Applicable

4.1	Form of Subordinate Indenture dated October 29, 2002 entered into between the Registrant and Wilmington Trust Company as Indenture Trustee.	(10)	Not Applicable

4.1	Form of Subordinated Indenture dated December 17, 2003, entered into between the Registrant and U.S. Bank National Association, as Indenture Trustee.	(11)	Not Applicable

4.1	Form of Subordinated Indenture dated March 31, 2004, entered into between the Registrant and JP Morgan Chase Bank, as Indenture Trustee.	(12)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(1)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(2)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(10)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(11)	Not Applicable

4.2	Form of Junior Subordinated Debenture.	(12)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust I.	(1)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust II.	(2)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust III.	(10)	Not Applicable

4.3	Certificate of Trust of Great Western Statutory Trust IV.	(11)	Not Applicable

4.3	Certificate of Trust of GWB Capital Trust V.	(12)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust I dated as of June 11, 1999.	(1)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust II dated as of January 4, 2001.	(2)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust III dated as of October 15, 2002.	(10)	Not Applicable

4.4	Trust Agreement of Great Western Statutory Trust IV dated as of December 3, 2003.	(11)	Not Applicable

4.4	Trust Agreement of GWB Capital Trust V dated as of March 29, 2004.	(12)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust I dated August 18, 1999.	(1)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust II dated March 19, 2001.	(2)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust III dated October 29, 2002.	(10)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of Great Western Statutory Trust IV dated December 17, 2003.	(11)	Not Applicable

4.5	Form of Amended and Restated Trust Agreement of GWB Capital Trust V dated March 31, 2004.	(12)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust I.	(1)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust II.	(2)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust III.	(10)	Not Applicable

4.6	Form of Preferred Security Certificate of Great Western Statutory Trust IV	(11)	Not Applicable

4.6	Form of Preferred Security Certificate of GWB Capital Trust V.	(12)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(1)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(2)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(10)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(11)	Not Applicable

4.7	Form of Preferred Securities Guarantee Agreement.	(12)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(1)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(2)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(10)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(11)	Not Applicable

4.8	Form of Agreement as to Expenses and Liabilities.	(12)	Not Applicable

4.9	Revised Form of Great Western’s Subordinated Capital Notes due 2011.	(3)	Not Applicable

4.10	Form of Great Western Bank, Omaha’s Capital Notes due 2015.	(13)	Not Applicable

10.1	Time Note dated July 18, 2000, between Great Western Bancorporation, Inc., as borrower, and LaSalle Bank National Association.	(2)	Not Applicable

10.3	Agreement for Advances, Pledge and Security Agreement dated September 11, 1995, between Federal Home Loan Bank of Des Moines and Rushmore Bank & Trust. (Registrant’s other subsidiary banks have identical agreements).	(1)	Not Applicable

10.4	Form of CMS™ Agency Agreement (reverse repurchase agreement) between Great Western Bank, Watertown and its customers.	(1)	Not Applicable

10.5	Phantom Stock Long-Term Incentive Plan dated April 30, 2003, between Daniel A. Hamann and Great Western Bank, Clive.	(6)	Not Applicable

10.6	License Agreement dated September 5, 1997 between Jack Henry & Associates, Inc. and Great Western Service Corporation.	(1)	Not Applicable

10.7	Split-Dollar Agreement dated July 12, 1995 among Great Western and Daniel A. Hamann, Esther Hamann Brabec and Julie Hamann Hodgson.	(1)	Not Applicable

10.8	Phantom Stock Long-Term Incentive Plan dated January 24, 2000, between Jeffory A. Erickson and Great Western Bank, Watertown.	(5)	Not Applicable

10.9	Phantom Stock Long-Term Incentive Plan dated January 17, 2001, between Daniel J. Brabec and Great Western Bank, Omaha.	(5)	Not Applicable

10.10	Amendment to Phantom Stock Long-Term Incentive Plan dated January 31, 2005, between Daniel J. Brabec, Jeffory A. Erickson, Daniel A. Hamann and Great Western Bancorporation, Inc.	(8)

10.11	Amendment to Bonus Plan dated January 31, 2005, between Daniel J. Brabec, Jeffory A. Erickson, and Great Western Bancorporation, Inc.	(8)

12.1	Statement re Computation of Ratios.	(8)

21	Subsidiaries of Registrant.	(8)

24.1	Power of Attorney for Art N. Burtscher.	(9)

24.2	Power of Attorney for Andrew C. Hove, Jr.	(9)

24.3	Power of Attorney for Robert W. Murray.	(9)

24.4	Power of Attorney for Leo W. Smith.	(9)

24.5	Power of Attorney for Jeffory A. Erickson.	(9)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a - 14(a) of the Secutities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(9)

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a - 14(a) of the Secutities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(9)

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(9)

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(9)

(1)	Filed as exhibits to Great Western’s Form S-1 registration statement filed on June 11, 1999, (File No. 333-80551) pursuant to Section 5 of the Securities Act of 1933.
(2)	Filed as exhibits to Great Western’s Form S-1 registration statement filed on January 12, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.
(3)	Filed as an exhibit to Great Western’s Form S-1 registration statement filed on February 28, 2001 (File No. 333-53644) pursuant to Section 5 of the Securities Act of 1933.
(4)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.
(6)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.
(7)	Filed as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference.
(8)	Filed on September 2, 2005, as an exhibit to Great Western’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.
(9)	Filed herewith.
(10)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust III.
(11)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for Great Western Statutory Trust IV.

(12)	Pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including indentures for GWB Capital Trust V.
(13)	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, upon request of the Commission, Great Western agrees to furnish a copy of instruments defining the rights of security holders, including the subordinated capital notes of Great Western and its subsidiary, Great Western Bank, Omaha.

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

/s/ DERYL F. HAMANN		/s/ DANIEL A. HAMANN
Deryl F. Hamann, Chairman, Chief Executive Officer and Director (Principal Executive and Operating Officer)		Daniel A. Hamann, President Chief Operating Officer and Director
Date: 1/30/06		Date: 1/30/06

/s/ THOMAS B. FISCHER		/s/ ARTHUR N. BURTSCHER*
Thomas B. Fischer,		Arthur N. Burtscher
Senior Vice President and Director		Director
Date: 1/30/06		Date: 1/30/06

/s/ DANIEL J. BRABEC		/s/ ANDREW C. HOVE, JR.*
Daniel J. Brabec,		Andrew C. Hove, Jr.
Executive Vice President and Director		Director
Date: 1/30/06		Date: 1/30/06

/s/ JAMES R. CLARK		/s/ ROBERT W. MURRAY*
James R. Clark		Robert W. Murray
Chief Financial Officer and Secretary/Treasurer		Director
Date: 1/30/06		Date: 1/30/06

/s/ JEFFORY A. ERICKSON*		/s/ LEO W. SMITH II*
Jeffory A. Erickson		Leo W. Smith II
Director		Director
Date: 1/30/06		Date: 1/30/06

	*By:	/s/ DERYL F. HAMANN
Deryl F. Hamann
As: Attorney-in-Fact
Date: 1/30/06

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