Form 10-Q/A
period 2005-09-30
GREAT WESTERN BANCORPORATION INC
filed 2006-01-30
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q/A FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2005

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q/A (Amendment No. 1) is solely to amend Exhibits 32.1 and 32.2 previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. Exhibits 32.1 and 32.2 were amended to include the date that the Chief Executive Officer and Chief Financial Officer signed the exhibit. No other information contained in the Form 10-Q is being changed by this amendment.

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

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005 through the date of this quarterly report on Form 10-Q/A, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5: OTHER INFORMATION

      None

ITEM 6: EXHIBITS

(a).	Exhibits:

31.1	-	Chief Executive Officer’s Certification Pursuant to Rule 13a – 14(a) of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Chief Financial Officer’s Certification Pursuant to Rule 13a – 14(a) of the Securities and Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT WESTERN BANCORPORATION, INC.

Date: January 30, 2006	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: January 30, 2006	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary and Treasurer
(Principal Financial Officer)