Form 10-Q
period 2005-12-31
GREAT WESTERN BANCORPORATION INC
filed 2006-01-31
CIK 1088381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at January 31, 2006
Common Stock, $1.00 par value	123,517 shares

GREAT WESTERN BANCORPORATION, INC.

INDEX TO FORM 10-Q FOR THE QUARTERLY

PERIOD ENDED DECEMBER 31, 2005

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

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2005	June 30, 2005
	(unaudited)
Assets
Cash and due from banks	$72,669	$71,178
Federal funds sold and FHLB overnight deposits	24,730	15,608

Cash and cash equivalents	97,399	86,786

Securities available for sale	447,005	384,065
Investment in affiliates	2,631	2,631
Loans, net of allowance for loan losses of $26,054 and $25,701	2,104,313	2,103,406
Premises and equipment, net	54,379	54,017
Accrued interest receivable	18,564	16,264
Core deposit intangible and other, net	2,354	2,935
Goodwill, net	53,706	53,594
Mortgage servicing rights, net	739	15,164
Other assets	16,676	20,747

Total assets	$2,797,766	$2,739,609

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$286,047	$289,090
Interest bearing	1,920,719	1,855,740

Total deposits	2,206,766	2,144,830
Federal funds purchased and securities sold under agreements to repurchase	115,812	97,964
FHLB advances and other borrowings	141,532	182,127
Notes payable	46,580	46,700
Subordinated debentures	87,631	87,631
Accrued interest and other liabilities	25,540	16,674

Total liabilities	2,623,861	2,575,926

Minority interests	4,695	4,505

Stockholders’ equity
Preferred stock, $100 par value; authorized 500,000 shares; issued and outstanding: 9,000 shares of 8% cumulative, nonvoting; 8,000 shares of 10% noncumulative, nonvoting	1,700	1,700
Common stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 123,650 shares	124	124
Additional paid-in capital	2,029	2,029
Retained earnings	172,015	157,330
Accumulated other comprehensive loss	(6,658)	(2,005)

Total stockholders’ equity	169,210	159,178

Total liabilities and stockholders’ equity	$2,797,766	$2,739,609

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Three Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2005	December 31, 2004
Interest and Dividend Income
Loans	$37,915	$31,926
Taxable securities	3,805	3,274
Nontaxable securities	390	383
Dividends on securities	112	94
Federal funds sold and other	359	95
Trust common securities	52	43

Total interest and dividend income	42,633	35,815

Interest Expense
Deposits	12,825	8,430
Federal funds purchased and securities sold under agreements to repurchase	794	335
FHLB advances and other borrowings	1,283	1,165
Notes payable	906	541
Subordinated debentures	1,735	1,431

Total interest expense	17,543	11,902

Net Interest Income	25,090	23,913
Provision for Loan Losses	1,575	1,236

Net Interest Income After Provision for Loan Losses	23,515	22,677

Noninterest Income
Service charges and other fees	5,261	4,363
Net gain from sale of loans	1,014	973
Loan servicing fees	57	1,100
Gain (loss) on sale of securities, net	11	(6)
Trust department income	571	517
Other	758	707

Total noninterest income	7,672	7,654

Noninterest Expense
Salaries and employee benefits	10,190	9,711
Occupancy expenses, net	1,468	1,269
Data processing	1,170	1,086
Equipment expenses	893	817
Advertising	1,523	1,118
Professional fees	863	831
Communication expense	551	570
Amortization of core deposit and other intangibles	342	414
Amortization and valuation adjustments of mortgage servicing rights	38	707
Other	1,817	1,857

Total noninterest expense	18,855	18,380

Income Before Income Taxes and Minority Interests	12,332	11,951
Provision for Income Taxes	4,443	4,238

Income Before Minority Interests	7,889	7,713
Minority Interests	176	159

Net Income	$7,713	$7,554

Basic Earnings Per Common Share	$62.07	$60.71

Cash Dividends Per Share Declared on Common Stock	$1.85	$1.85

Weighted Average Shares Outstanding	123,650	123,802

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Income

For The Six Months Ended

(In thousands, except share and per share data)

(unaudited)

	December 31, 2005	December 31, 2004
Interest and Dividend Income
Loans	$74,840	$61,902
Taxable securities	7,030	6,213
Nontaxable securities	790	765
Dividends on securities	188	172
Federal funds sold and other	522	154
Trust common securities	102	92

Total interest and dividend income	83,472	69,298

Interest Expense
Deposits	24,102	16,090
Federal funds purchased and securities sold under agreements to repurchase	1,351	618
FHLB advances and other borrowings	2,733	2,252
Notes payable	1,756	1,034
Subordinated debentures	3,397	3,078

Total interest expense	33,339	23,072

Net Interest Income	50,133	46,226
Provision for Loan Losses	2,830	2,092

Net Interest Income After Provision for Loan Losses	47,303	44,134

Noninterest Income
Service charges and other fees	10,536	8,716
Net gain from sale of loans	2,054	1,939
Loan servicing fees	302	2,110
Gain on sale of securities, net	31	14
Trust department income	1,123	1,013
Loss on sale of mortgage servicing rights	(1,219)	—
Other	2,024	1,387

Total noninterest income	14,851	15,179

Noninterest Expense
Salaries and employee benefits	20,394	19,130
Occupancy expenses, net	2,956	2,450
Data processing	2,320	2,106
Equipment expenses	1,740	1,625
Advertising	2,714	2,164
Professional fees	1,901	1,776
Communication expense	1,142	1,136
Amortization of core deposit and other intangibles	695	764
Amortization and valuation adjustments of mortgage servicing rights	273	1,375
Other	3,563	3,539

Total noninterest expense	37,698	36,065

Income Before Income Taxes and Minority Interests	24,456	23,248
Provision for Income Taxes	8,888	8,215

Income Before Minority Interests	15,568	15,033
Minority Interests	350	319

Net Income	$15,218	$14,714

Basic Earnings Per Common Share	$122.46	$116.23

Cash Dividends Per Share Declared on Common Stock	$3.70	$3.70

Weighted Average Shares Outstanding	123,650	123,802

See Notes to Condensed Consolidated Financial Statements.

GREAT WESTERN BANCORPORATION, INC.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended

(In thousands)

(unaudited)

	December 31, 2005	December 31, 2004
Net Cash Provided By Operating Activities	$28,708	$18,335

Investing Activities
Proceeds from maturities of certificate of deposit	—	99
Proceeds from sales and maturities of securities available for sale	26,393	67,861
Purchase of securities available for sale	(96,852)	(105,455)
Proceeds from sale of other real estate owned	4,336	790
Proceeds from redemption of trust common securities	—	631
Net increase in loans	(501)	(98,604)
Proceeds from sale of premises and equipment	53	126
Purchase of premises and equipment	(2,907)	(6,229)
Purchase of a bank holding company, net of cash and cash equivalents acquired	—	4,766
Proceeds from sale of mortgage servicing rights	12,936	—
Purchase of mortgage servicing rights	—	(1,299)

Net cash used in investing activities	(56,542)	(137,314)

Financing Activities
Retirement of subordinated debentures	—	(21,031)
Net increase in deposits	61,936	85,316
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	17,848	(3,986)
Net increase (decrease) in FHLB advances and other borrowings	(40,595)	43,836
Principal payments on notes payable	(120)	—
Payment of other liabilities	(15)	(2,921)
Dividends paid, including ($73) and ($126) paid to minority interests, respectively	(607)	(910)

Net cash provided by financing activities	38,447	100,304

Net increase (decrease) in cash and cash equivalents	10,613	(18,675)

Cash and cash equivalents:
Cash and Cash Equivalents - Beginning of Year	86,786	76,410

Cash and Cash Equivalents - End of Period	$97,399	$57,735

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$30,930	$22,054
Cash payments for income taxes	236	6,505
Supplemental Schedules of Noncash Investing and Financing Activities:
Net change in unrealized gain (loss) on securities available for sale, net of deferred income taxes	(4,653)	3,289
Purchase of mortgage servicing rights included in other liabilities	—	2,262
Loans transferred to other real estate owned and other assets	977	380
Business acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Certificate of deposit	—	$140
Securities	—	14,035
Loans, net	—	53,555
Other assets	—	2,066
Premises and equipment	—	1,444
Core deposit intangibles and other	—	1,509
Goodwill	—	1,711
Liabilities assumed
Deposits	—	(76,686)
Notes payable	—	(2,386)
Other liabilities	—	(154)

Net cash and cash equivalents (received)	$—	$(4,766)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation.

The condensed consolidated financial statements include the accounts of Great Western Bancorporation, Inc. (“Great Western”) and its subsidiaries. All material intercompany accounts and transactions with subsidiaries are eliminated in consolidation.

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

The June 30, 2005 condensed consolidated balance sheet has been derived from Great Western’s audited balance sheet as of that date. The condensed consolidated financial statements as of December 31, 2005 and for the three months and six months ended December 31, 2005 and December 31, 2004 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which Great Western considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. Certain information and note disclosures normally included in Great Western’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Great Western’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission. Results for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for future periods.

2. Earnings per common share.

Earnings per share have been computed on the basis of weighted average number of common shares outstanding during each period presented. Dividends accumulated or declared on cumulative and noncumulative preferred stock, which totaled $38,000 and $38,000 in the three months ended December 31, 2005 and December 31, 2004 and totaled $76,000 and $325,000 for the six months ended December 31, 2005 and December 31, 2004, reduced earnings available to common stockholders in the computation. Great Western has no common stock equivalents.

3. Comprehensive Income.

Comprehensive income was $4,247,000 and $5,882,000 for the three months ended December 31, 2005 and December 31, 2004 and $10,565,000 and $18,003,000 for the six months ended December 31, 2005 and December 31, 2004. The difference between comprehensive income and net income presented in the Condensed Consolidated Statements of Income is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

4. Legal Proceedings.

Great Western and its subsidiary banks are from time to time parties to various legal actions arising in the normal course of business. Management believes there is no proceeding, threatened, or pending against Great Western or its subsidiaries, which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

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

The mortgage servicing rights were sold for $14,040,000 less $1,104,000 in fees and selling costs. The net proceeds received were $12,936,000 resulting in a pretax loss of $1,219,000. The final loss on the sale was contractually dependent upon the level of prepayments for a 90-day period ended October 31, 2005. No adjustment to the loss on the sale of the mortgage servicing rights was recognized during the three months ended December 31, 2005.

Great Western Bank, Omaha will continue to service certain loans that it originates and will continue to service mortgages pursuant to purchased mortgage servicing rights which were not sold on July 31, 2005. Great Western Bank, Omaha may sub-service for others, but presently does not intend to purchase additional mortgage servicing rights. The balance of mortgage servicing rights at December 31, 2005 was $739,000. The balance of the mortgage servicing rights had an original value of $3,901,000, less accumulated amortization of $2,936,000 and valuation adjustments of $226,000.

6. Loans Held for Resale.

Included in loans are loans originated for resale of $7,656,000 at December 31, 2005 and $11,034,000 at June 30, 2005.

7. Goodwill.

Pursuant to the contract to acquire all of the common voting and non-voting stock of Oak Bancorporation, the final purchase price was contingent upon the actual collection of certain classified loans and the settlement of any liabilities not disclosed on the books of Oak Bancorporation at closing. The final settlement date was November 5, 2005. An additional $112,000 in Goodwill was recognized as a result of the final settlement.

8. Subsequent Events.

During November 2005, Great Western Bank, Watertown entered into a contract to acquire certain assets and assume certain liabilities of a bank located in Madison, South Dakota. Approximately $137,000,000 in assets, $116,000,000 in loans and $122,000,000 in deposits will be acquired or assumed. Great Western expects to record approximately $10,000,000 in intangible assets at closing. Great Western expects the acquisition to close on February 5, 2006.

On January 16, 2006, Great Western filed an 8-K under Item 1.02 Termination of a Material Definitive Agreement, Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement, and Item 8.01 Other Events. Great Western stated the intent to initiate an early redemption of all of its Junior Subordinated Debentures under the Subordinated Indenture dated March 19, 2001.

On each Debenture Redemption Date of the Junior Subordinated Debentures, GWB Capital Trust II is required to redeem a like amount of Trust Preferred Securities at the Redemption Price (which is the stated amount of $10 per Trust Security, plus accumulated and unpaid Distributions to the Redemption Date). GWB Capital Trust II intends to redeem all Trust Preferred Securities (2,760,000 Preferred Securities) on March 20, 2006.

As soon as practicable after the redemption, Great Western intends to deregister under the Securities and Exchange Act of 1934.

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

CRITICAL ACCOUNTING POLICIES

Great Western’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of December 31, 2005, have remained unchanged from June 30, 2005. These policies involve the provision and allowance for loan losses, and valuation of mortgage servicing rights and intangibles. Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Great Western’s Annual report on Form 10-K for Great Western’s fiscal year ended June 30, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Average assets were $2,739,327,000 for the six months ended December 31, 2005 compared to $2,528,207,000 for the six months ended December 31, 2004, an 8.35% increase. Average interest-earning assets were $2,551,562,000 for the six months ended December 31, 2005 and $2,336,335,000 (as revised to be comparable to current year calculations) for the six months ended December 31, 2004, representing a 9.21% increase. Average assets and average interest-earning assets increased due to internal growth and acquisitions.

Total assets were $2,797,776,000 at December 31, 2005, an increase of $58,157,000 or 2.12% from June 30, 2005. The increase in total assets is due to a $9,122,000 increase in federal funds sold and FHLB overnight deposits and a $62,940,000 increase in securities available for sale, offset by a $14,425,000 decrease in mortgage servicing rights

Federal funds sold and FHLB overnight deposits were $24,730,000 and $15,608,000 at December 31, 2005 and June 30, 2005, respectively. The increase of $9,122,000 or 58.44% was primarily due to investing excess funds generated by the increase in interest-bearing deposits during the six months ended December 31, 2005.

Securities available for sale were $447,005,000 at December 31, 2005, and $384,065,000 at June 30, 2005. The increase of $62,940,000 or 16.39% was primarily due to investing excess funds generated by the increase of interest-bearing deposits during the six months ended December 31, 2005. Securities available for sale with unrealized losses were $401,897,000 at December 31, 2005 with total unrealized losses of $11,635,000. Securities available for sale with unrealized losses were $281,433,000 at June 30, 2005 with total unrealized losses of $4,565,000. The unrealized losses for longer than twelve continuous months were $6,844,000 at December 31, 2005 and $3,166,000 at June 30, 2005. The unrealized losses for all such securities are a direct result of changes in interest rates. Great Western has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value.

Loans, net of unearned fees and the allowance for loan losses, increased by $907,000 or less than 1%. Included are loans originated for resale of $7,656,000 at December 31, 2005, a decrease of $3,378,000 when compared to $11,034,000 at June 30, 2005. The decrease in loans originated for resale is due to the timing of the sale of loans in the secondary market.

Mortgage servicing rights, net, were $739,000 at December 31, 2005, a decrease of $14,425,000 or 95.13%, from June 30, 2005. The decrease was the result of the sale of mortgage servicing rights as discussed in Note 5 of the financial statements. The sale caused the recognition of a deferred tax benefit associated with the mortgage servicing rights. The recognition of the deferred tax benefit resulted in a delay in the estimated federal income tax payments.

The allowance for loan losses increased by $353,000 to $26,054,000 at December 31, 2005 from $25,701,000 at June 30, 2005. The allowance represented 1.22% of loans, net of unearned fees as of December 31, 2005 and June 30, 2005.

Pursuant to the contract to acquire all of the common voting and non-voting stock of Oak Bancorporation, the final purchase price was contingent upon the actual collection of certain classified loans and the settlement of any liabilities not disclosed on the books of Oak Bancorporation at closing. The final settlement date was November 5, 2005. An additional $112,000 in Goodwill was recognized as a result of the final settlement.

For the six months ended December 31, 2005, Great Western’s annualized return on average assets (“ROA”) was 1.11%, compared to 1.16% for the six months ended December 31, 2004. Return on average stockholders’ equity (“ROE”) for the six months ended December 31, 2005 and 2004 was 18.48% and 19.72%, respectively. The decreases in ROA and ROE are due to a 3.42% increase in net income for the six months ending December 31, 2005 compared to an 8.35% increase in average assets and a 10.38% increase in average equity from the same period a year ago.

Cash and cash equivalents and securities available for sale totaled $544,404,000 or 19.46% of total assets at December 31, 2005, compared to $470,851,000 or 17.19% at June 30, 2005.

At December 31, 2005, the Company’s leverage ratio was 6.75%, Tier 1 risk-based capital ratio was 8.04%, and total risk-based capital ratio was 12.34%, compared to minimum required levels of 4% for leverage and Tier 1 risk-based capital ratios and 8% for total risk-based capital ratio, subject to change at the discretion of regulatory authorities to impose higher standards in individual cases. At December 31, 2005, the Company had net risk-weighted assets of $2,281,859,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2005 and December 31, 2004.

Net Interest Income

Total interest income for the three months ended December 31, 2005 was $42,633,000, a 19.04% increase from $35,815,000 for the three months ended December 31, 2004. The increase was primarily due to an increase of $5,989,000 in interest earned on loans. See the volume vs. rate table, which follows, for a detailed analysis of the increase in total interest income. Average interest-earning assets were $2,580,206,000 for the three months ended December 31, 2005, an increase of $183,368,000 or 7.65% from $2,396,838,000 (as revised to be comparable to current year calculations) for the three months ended December 31, 2004.

Total interest expense for the three months ended December 31, 2005 was $17,543,000, a 47.40% increase from $11,902,000 for the three months ended December 31, 2004. The increase is primarily due to a $4,395,000 increase in interest expense on deposits. See the volume vs. rate table, which follows, for a detailed analysis of the increase in total interest expense. Average interest-bearing liabilities were $2,294,671,000 for the three months ended December 31, 2005, an increase of $164,935,000 or 7.74% from $2,129,736,000 (as revised to be comparable to current year calculations) for the three months ended December 31, 2004.

Net interest income was $25,090,000 for the three months ended December 31, 2005, compared to $23,913,000 for the same period in 2004, an increase of 4.92%. Great Western’s net interest margin decreased to 3.89% for the three months ended December 31, 2005 from 3.99% for the three months ended December 31, 2004.

The following table presents the average balances of Great Western for the three months ended December 31, 2005 and December 31, 2004 and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, assuming a 35% tax rate. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

	Three Months Ended
	December 31, 2005			December 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$2,105,216	$37,915	7.20%	$1,965,785	$31,926	6.50%
Investment securities:
Taxable	395,590	3,917	3.96%	367,701	3,368	3.66%
Tax exempt	39,801	600	6.03%	39,988	589	5.89%
Federal funds sold and other	36,968	359	3.88%	20,733	95	1.83%
Trust common securities	2,631	52	7.91%	2,631	43	6.54%

Total interest-earning assets	$2,580,206	$42,843	6.64%	$2,396,838	$36,021	6.01%

Interest-bearing liabilities:
Demand, savings, and money market	$759,667	$2,596	1.37%	$784,368	$1,663	0.85%
Time deposits	1,162,122	10,229	3.52%	980,618	6,767	2.76%

Total interest-bearing deposits	1,921,789	12,825	2.67%	1,764,986	8,430	1.91%
FHLB borrowings, federal funds purchased, and repos	238,671	2,077	3.48%	240,251	1,500	2.50%
Notes payable	46,580	906	7.78%	36,868	541	5.87%
Subordinated debentures	87,631	1,735	7.92%	87,631	1,431	6.53%

Total interest bearing liabilities	$2,294,671	$17,543	3.06%	$2,129,736	$11,902	2.24%

Net Interest Income (TE basis)		$25,300			$24,119
Interest rate spread			3.58%			3.77%
Net interest margin (TE basis)			3.92%			4.03%
Ratio of average interest-bearing liabilities to average interest-earning assets	88.93%			88.86%

The following table presents the changes in the components of net interest income and identifies the portion of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the portion of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate changes in the table have been allocated in proportion to the absolute dollar amounts of the change in each. The table is presented on a tax-equivalent basis, assuming a 35% tax rate.

	Three Months Ended December 31, 2005 vs. December 31, 2004 Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$2,362	$3,627	$5,989
Investment securities:
Taxable	266	283	549
Tax exempt	(16)	27	11
Federal funds sold and other	109	155	264
Trust common securities	—	9	9

Total interest income	2,721	4,101	6,822

Interest-bearing liabilities
Demand, savings, and money market	$(354)	$1,287	$933
Time deposits	1,391	2,071	3,462

Total interest-bearing deposits	1,037	3,358	4,395
FHLB borrowings, federal funds purchased, and repos	(67)	644	577
Notes payable	163	202	365
Subordinated debentures	—	304	304

Total interest expense	1,133	4,508	5,641

Increase (decrease) in net interest income	$1,588	$(407)	$1,181

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2005 was $1,575,000, compared to $1,236,000 for the three months ended December 31, 2004. The increase was due to an increase in estimated loan losses for the current period.

Noninterest Income

Noninterest income for the three months ended December 31, 2005 was $7,672,000, an increase of $18,000 or less than 1% over the same period last fiscal year. The increase primarily resulted from the increase of $898,000 in service charges and other fees, the $54,000 increase in Trust department income, and the increase in other noninterest income of $51,000, offset by the $1,043,000 decrease in loan servicing fees.

The decrease in the loan servicing fees is a result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

Service charges and other fees increased to $5,261,000 during the three months ended December 31, 2005 from $4,363,000 during the three months ended December 31, 2004. The $898,000 or 20.58% increase is a result of the increase in overdraft and non-sufficient fund charges. The increase in overdraft and non-sufficient fund charges is primarily due to the increased number of demand deposit accounts, an increase in the overdraft and non-sufficient funds fee structure, and the increased promotion of certain demand deposit products.

Noninterest Expense

Noninterest expense for the three months ended December 31, 2005 was $18,855,000, an increase of $475,000 or 2.58% over the same period last fiscal year. The increase resulted primarily from a $479,000 increase in salaries and employee benefits expense, a $199,000 increase in occupancy expense, and a $405,000 increase in advertising expense. The increase in noninterest expense was partially offset by the $669,000 decrease in the amortization and valuation adjustments of mortgage servicing rights.

Salaries and employee benefits expense increased by $479,000 or 4.93%, to $10,190,000 for the three months ended December 31, 2005 from $9,711,000 for the three months ended December 31, 2004. Contributing to the increase in salaries and employee benefit expense was the increase in the number of full time employees, annual merit increases, and the increase in the cost of health insurance benefits. The number of full time employees increased as a result of acquisitions and de novo branch expansion.

Occupancy expense increased by $199,000 or 15.68%, to $1,468,000 for the three months ended December 31, 2005 from $1,269,000 for the three months ended December 31, 2004. The increase is a result of the increased number of banking locations. The number of banking locations was 85 at December 31, 2005 and 80 at December 31, 2004.

Advertising expense increased by $405,000 or 36.23% to $1,523,000 for the three months ended December 31, 2005 from $1,118,000 for the three months ended December 31, 2004. The increase is due to demand deposit advertising campaigns conducted during the three months ended December 31, 2005.

The $669,000 decrease in the amortization and valuation adjustments of mortgage servicing rights is a result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

Income Taxes

Income taxes for the three months ended December 31, 2005 and December 31, 2004 were $4,443,000 and $4,238,000. The increase is due to a 3.18% or $381,000 increase in pretax income and an increase in the effective tax rate. The effective tax rates for the three months ended December 31, 2005 and December 31, 2004, were 36.03% and 35.46%, respectively. The effective income tax rate is higher for the 2005 period compared to the 2004 period due to a change in permanent taxable differences.

Comparison of the Six Months Ended December 31, 2005 and December 31, 2004.

Net Interest Income

Total interest income for the six months ended December 31, 2005 was $83,472,000, a 20.45% increase from $69,298,000 for the six months ended December 31, 2004. The increase was primarily due to an increase of $12,938,000 in interest earned on loans. See the volume vs. rate table, which follows, for a detailed analysis of the increase in total interest income. Average interest-earning assets were $2,551,562,000 for the six months ended December 31, 2005, an increase of $215,207,000 or 9.21% from $2,336,355,000 (as revised to be comparable to current year calculations) for the six months ended December 31, 2004.

Total interest expense for the six months ended December 31, 2005 was $33,339,000, a 44.50% increase from $23,072,000 for the six months ended December 31, 2004. The increase is primarily due to a $8,012,000 increase in interest expense on deposits. See the volume vs. rate table, which follows, for a detailed analysis of the increase in total interest expense. Average interest-bearing liabilities were $2,273,800,000 for the six months ended December 31, 2005, an increase of $192,815,000 or 9.27% from $2,080,985,000 (as revised to be comparable to current year calculations) for the six months ended December 31, 2004.

Net interest income was $50,133,000 for the six months ended December 31, 2005, compared to $46,226,000 for the same period in 2004, an increase of 8.45%. Great Western’s net interest margin decreased to 3.93% for the six months ended December 31, 2005 from 3.96% for the six months ended December 31, 2004.

The following table presents the average balances of Great Western for the six months ended December 31, 2005 and December 31, 2004 and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, assuming a 35% tax rate. This analysis details the contribution of interest-earning assets and the overall impact of the cost of funds on net interest income.

	Six Months Ended
	December 31, 2005			December 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$2,105,594	$74,840	7.11%	$1,923,154	$61,902	6.44%
Investment securities:
Taxable	375,114	7,218	3.85%	350,774	6,385	3.64%
Tax exempt	40,428	1,215	6.01%	39,463	1,177	5.96%
Federal funds sold and other	27,795	522	3.76%	20,176	154	1.53%
Trust common securities	2,631	102	7.75%	2,788	92	6.60%

Total interest-earning assets	$2,551,562	$83,897	6.58%	$2,336,355	$69,710	5.97%

Interest-bearing liabilities:
Demand, savings, and money market	$761,861	$4,892	1.28%	$762,066	$2,786	0.73%
Time deposits	1,131,391	19,210	3.40%	955,738	13,304	2.78%

Total interest-bearing deposits	1,893,252	24,102	2.55%	1,717,804	16,090	1.87%
FHLB borrowings, federal funds purchased, and repos	246,307	4,084	3.32%	233,509	2,870	2.46%
Notes payable	46,610	1,756	7.53%	36,784	1,034	5.62%
Subordinated debentures	87,631	3,397	7.75%	92,888	3,078	6.63%

Total interest bearing liabilities	$2,273,800	$33,339	2.93%	$2,080,985	$23,072	2.22%

Net Interest Income (TE basis)		$50,558			$46,638
Interest rate spread			3.65%			3.75%
Net interest margin (TE basis)			3.96%			3.99%
Ratio of average interest-bearing liabilities to average interest-earning assets	89.11%			89.07%

The following table presents the changes in the components of net interest income and identifies the portion of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the portion of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate changes in the table have been allocated in proportion to the absolute dollar amounts of the change in each. The table is presented on a tax-equivalent basis, assuming a 35% tax rate.

	Six Months Ended December 31, 2005 vs. December 31, 2004 Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned fees	$6,164	$6,774	$12,938
Investment securities:
Taxable	457	376	833
Tax exempt	29	9	38
Federal funds sold and other	75	293	368
Trust common securities	(13)	23	10

Total interest income	6,712	7,475	14,187

Interest-bearing liabilities
Demand, savings, and money market	$(1)	$2,107	$2,106
Time deposits	2,690	3,216	5,906

Total interest-bearing deposits	2,689	5,323	8,012
FHLB borrowings, federal funds purchased, and repos	165	1,049	1,214
Notes payable	317	405	722
Subordinated debentures	(443)	762	319

Total interest expense	2,728	7,539	10,267

Increase (decrease) in net interest income	$3,984	$(64)	$3,920

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 2005, was $2,830,000, compared to $2,092,000 for the six months ended December 31, 2004. The increase was due to an increase in estimated loan losses for the current period.

Noninterest Income

Noninterest income for the six months ended December 31, 2005 was $14,851,000, a decrease of $328,000 or 2.16% over the same period last fiscal year. The decrease primarily resulted from the $1,219,000 loss on the sale of mortgage servicing rights and the $1,808,000 decrease in loan servicing fees, offset by the increase of $1,820,000 in service charges and other fees and the $637,000 increase in other noninterest income.

The loss on the sale of mortgage servicing rights and the decrease of the loan servicing fees is a result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

Service charges and other fees increased to $10,536,000 during the six months ended December 21, 2005 from $8,716,000 during the six months ended December 31, 2004. The $1,820,000 or 20.88% increase is a result of the increase in overdraft and non-sufficient fund charges. The increase in overdraft and non-sufficient fund charges is primarily due to the increased number of demand deposit accounts, an increase in overdraft and non-sufficient funds fee structure, and the increased promotion of certain demand deposit products.

Other noninterest income increased to $2,024,000 during the six months ended December 31, 2005 from $1,387,000 during the six months ended December 31, 2004. The increase of $637,000 or 45.93% is primarily the result of a $338,000 increase in the gain on sale of other real estate owned and a $161,000 increase in the insurance and other commission income.

Noninterest Expense

Noninterest expense for the six months ended December 31, 2005 was $37,698,000, an increase of $1,633,000 or 4.53% compared to the same fiscal period one year ago. The increase primarily resulted from a $1,264,000 increase in salaries and employee benefits expense, a $506,000 increase in occupancy expense, a $214,000 increase in data processing expense, and a $550,000 increase in advertising expense. The increase in noninterest expense was partially offset by the $1,102,000 decrease in the amortization and valuation adjustments of mortgage servicing rights.

Salaries and employee benefits expense increased by $1,264,000 or 6.61%, to $20,394,000 for the six months ended December 31, 2005 from $19,130,000 for the six months ended December 31, 2004. Contributing to the increase in salaries and employee benefit expense was the increase in the number of full time employees, annual merit increases, and the increase in the cost of health insurance benefits. The number of full time employees increased as a result of acquisitions and de novo branch expansion.

Occupancy expense increased by $506,000 or 20.65%, to $2,956,000 for the six months ended December 31, 2005 from $2,450,000 for the six months ended December 31, 2004. The increase is a result of the increased number of banking locations. The number of banking locations was 85 at December 31, 2005 and 80 at December 31, 2004.

Data processing expense increased by $214,000 or 10.16% to $2,320,000 for the six months ended December 31, 2005 from $2,106,000 for the six months ended December 31, 2004. The increase in data processing costs was a result of the increased number of banking locations and the dollar volume of loan and deposit accounts maintained on Great Western’s core banking applications.

Advertising expense increased by $550,000 or 25.42% to $2,714,000 for the six months ended December 31, 2005 from $2,164,000 for the six months ended December 31, 2004. The increase is due to demand deposit and certificate of deposit advertising campaigns conducted during the six months ended December 31, 2005.

The $1,102,000 decrease in the amortization and valuation adjustments of mortgage servicing rights is a result of the sale of the mortgage servicing rights as discussed in Note 5 of the financial statements.

Income Taxes

Income taxes for the six months ended December 31, 2005 and December 31, 2004 were $8,888,000 and $8,215,000. The increase is due to a 5.20% or $1,208,000 increase in pretax net income and an increase in the effective tax rate. The effective tax rates for the periods were 36.3% and 35.3%. The effective tax rates are higher for the 2005 period compared to the 2004 period due to a change in permanent taxable differences.

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

There has not been a material change in the interest rate sensitivity of the Company during the six months ended December 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of Great Western’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), Deryl F. Hamann, Chairman of the Board, Chief Executive Officer, and James R. Clark, Chief Financial Officer, believe that Great Western’s disclosure controls and procedures were effective as of December 31, 2005.

There were no significant changes in Great Western’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005 through the date of this quarterly report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

GREAT WESTERN BANCORPORATION, INC.

Date: January 31, 2006	By:	/s/ Deryl F. Hamann
Deryl F. Hamann, Chairman and Chief
Executive Officer
(Duly Authorized Representative)

(Authorized officer and principal financial officer of the registrant)

Date: January 31, 2006	By:	/s/ James R. Clark
James R. Clark, CFO, Secretary
and Treasurer
(Principal Financial Officer)